Form 10-Q
period 1999-12-31
EXPEDIA INC
filed 2000-02-14
CIK 1095357

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999


          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period From _____ to ____

                        Commission File Number 0-27429

                                 EXPEDIA, INC.
            (Exact name of registrant as specified in its charter)




              Washington                                 91-1996083
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


              13810 SE EASTGATE WAY, STE. 400, BELLEVUE, WA 98005
              (Address of principal executive office)  (Zip Code)


       Registrant's telephone number, including area code: (425) 564-7200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

The number of shares outstanding of the registrant's common stock as of December 31, 1999 was 38,984,000.

                                 EXPEDIA, INC.

                                   FORM 10-Q

                    For the Quarter Ended December 31, 1999

                                     INDEX

                                                                                      Page
                                                                                      ----
PART I.  Financial Information.......................................................   1

     Item 1.  Financial Statements...................................................   1
              a)  Consolidated Statements of Operations for the Three
                   Months and Six Months Ended December 31, 1998 and 1999............   1

              b)  Consolidated Balance Sheets as of June 30, 1999 and
                   December 31, 1999.................................................   2

              c)  Consolidated Statements of Cash Flows for the Six Months
                   Ended December 31, 1998 and 1999..................................   3

              d)  Consolidated Statements of Stockholders' Equity (Owner's Net
                   Deficit) for the period from July 1, 1999 to December 31, 1999....   4

              e)  Notes to Consolidated Financial Statements.........................   5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................  10

PART II.  Other Information..........................................................  16

     Item 1.  Legal Proceedings......................................................  16

     Item 2.  Changes in Securities and Use of Proceeds..............................  16

     Item 6.  Exhibits...............................................................  16

SIGNATURES...........................................................................  17

                         Part I.  Financial Information


Item 1.  Financial Statements


EXPEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts) (unaudited)
-------------------------------------------------------------------------------

                                   Three months ended       Six months ended
                                       December 31,            December 31,
                                  --------------------    ---------------------
                                    1998        1999        1998         1999
                                  --------    --------    --------     --------
Net revenues                       $ 7,851    $ 17,821    $ 13,908     $ 33,089
Cost of revenues                     4,132       7,314       7,309       12,678
                                  --------    --------    --------     --------
     Gross profit                    3,719      10,507       6,599       20,411

Operating expenses:
  Product development                5,083       4,452      10,060       9,845
  Sales and marketing                2,516      10,584       4,576      17,316
  General and administrative         1,568       1,946       2,618       4,675
  Recognition of stock-based
   compensation                          -      17,252           -      17,252
                                  --------    --------    --------    --------
     Total operating expenses        9,167      34,234      17,254      49,088
                                  --------    --------    --------    --------
Loss from operations                (5,448)    (23,727)    (10,655)    (28,677)
Interest income                          -         543           -         543
                                  --------    --------    --------    --------
                                    (5,448)    (23,184)    (10,655)    (28,134)
Provision for income taxes               -           -           -           -
                                  --------    --------    --------    --------
Net loss                          $ (5,448)  $ (23,184)  $ (10,655)   $(28,134)
                                  ========    ========    ========    ========
Basic and diluted net loss per
 common share                                  $ (0.64)                $ (0.81)
                                              ========                ========
Weighted average shares used to
 compute basic and diluted net
 loss per common share                          36,418                  34,709

                            See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands) (unaudited)
--------------------------------------------------------------------------------

                                                June 30,     December 31,
                                                  1999          1999
                                                ---------   ------------
Assets
Current Assets:
     Cash and cash equivalents                  $       -      $  74,127
     Accounts receivable                            4,970          9,692
     Due from Microsoft                                 -          3,021
     Prepaid expenses                                   -             63
                                                ---------      ---------
        Total Current Assets                        4,970         86,903

Property and equipment, net                           386          2,353
Investment                                            400            400
                                                ---------      ---------
Total Assets                                    $   5,756      $  89,656
                                                =========      =========
Current liabilities:
     Accounts payable                           $   1,216      $   8,711
     Due to Microsoft                                   -            467
     Accrued expenses                                   -            314
     Current portion of unearned revenue            2,364          2,019
                                                ---------      ---------
        Total Current Liabilities                   3,580         11,511

Unearned revenue, net of current portion            3,851          3,719
                                                ---------      ---------
Total Liabilities                                   7,431         15,230

Stockholders' Equity (Owner's Net Deficit):
     Net contribution from Microsoft               85,089              -
     Common stock, 120,000,000 shares
       authorized; 38,984,000 outstanding               -            390
     Additional paid-in capital                         -        191,598
     Unearned stock-based compensation                  -        (94,378)
     Accumulated deficit                          (86,764)             -
     Retained deficit                                   -        (23,184)
                                                ---------      ---------
        Total Stockholders' Equity (Owner's
         Net Deficit)                              (1,675)        74,426
                                                ---------      ---------
Total Liabilities & Stockholders' Equity
 (Owner's Net Deficit)                          $   5,756      $  89,656
                                                =========      =========

                            See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)(unaudited)
--------------------------------------------------------------------------------

                                                            Six months ended
                                                               December 31,
                                                         ----------------------
                                                           1998          1999
                                                         ---------    ---------
Operating activities:
--------------------
   Net loss                                               $(10,655)    $(28,134)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation                                             441          586
      Amortization of noncash items                           (100)        (100)
      Recognition of stock-based compensation                    -       17,252
      Cash provided (used) by changes in operating
       assets and liabilities:
            Accounts receivable (increase)/decrease          3,084       (4,722)
            Due from Microsoft (increase)                        -       (3,021)
            Prepaid expenses (increase)/decrease               360          (63)
            Accounts payable and accrued expenses
             increase                                          409        7,809
            Due to Microsoft increase                            -          467
            Unearned revenue increase                            -          846
            Recognition of unearned revenue from
             prior periods                                    (744)      (1,223)
                                                         ---------    ---------
    Net cash used by operating activities                   (7,205)     (10,303)

Investing activities:
--------------------
    Additions to property and equipment                       (317)      (2,553)
                                                         ---------    ---------
    Net cash used by investing activities                     (317)      (2,553)

Financing activities:
--------------------
    Net proceeds from issuance of stock                          -       76,646
    Net proceeds from exercise of options                        -            6
    Net contribution from Microsoft                          7,522       10,331
                                                         ---------    ---------
    Net cash provided by financing activities                7,522       86,983
                                                         ---------    ---------
Net increase in cash and cash equivalents                        -       74,127
                                                         ---------    ---------
Cash and cash equivalents at beginning of period                 -            -
Cash and cash equivalents at end of period               $       -    $  74,127
                                                         =========    =========

                            See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Owner's Net Deficit)


(In thousands) (unaudited)
------------------------------------------------------------------------------------------------------------------------------
                              Net                         Common Stock       Additional    Unearned
                          contribution   Accumulated  --------------------     Paid-in    Stock-Based     Retained
                         from Microsoft    deficit      Shares    Amount       Capital    Compensation     Deficit     Total
                         --------------  -----------  ---------- ---------   ----------   ------------    ---------  ---------
Balance,
 June 30, 1999                   85,089     (86,764)         --         --           --             --          --      (1,675)
   Net loss                          --      (4,950)         --         --           --             --          --      (4,950)
   Net contribution
    from Microsoft                6,252          --          --         --           --             --          --       6,252
                             ----------  ----------   ---------  ---------    ---------      ---------    ---------   --------

Balance,
 September 30, 1999              91,341     (91,714)         --         --           --             --           --       (373)
   Conversion of
    Microsoft's net
    investment
    and additional
    contributed assets
    to common
    stock and
    paid-in capital             (91,341)     91,714      33,000        330        3,376             --           --      4,079
   Proceeds from
    issuance of
    common stock,
    net of issuance
    costs of
    $7,074,000                       --          --       5,980         60       76,586             --           --     76,646
   Capitalization of
    unearned stock-based
    compensation                     --          --          --         --      111,630       (111,630)          --         --
   Proceeds from
    exercise of options              --          --           4         --            6             --           --          6
   Recognition of
    stock-based
    compensation                     --          --          --         --           --         17,252           --     17,252
   Net loss                          --          --          --         --           --             --      (23,184)   (23,184)
                             ----------  ----------   ---------  ---------    ---------      ---------    ---------   --------

Balance,
December 31, 1999            $       --  $       --      38,984  $     390    $ 191,598      $ (94,378)   $ (23,184)  $ 74,426
                             ----------  ----------   ---------  ---------    ---------      ---------    ---------   --------

                            See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)
--------------------------------------------------------------------------------


1.    Business Description

      In October 1996, Microsoft Corporation ("Microsoft") launched its online travel services product called Expedia. Since that launch, we have become a leading provider of branded online travel services for leisure and business travelers. We operate our own website, located at Expedia.com, with localized versions in the United Kingdom, Germany and Canada. We offer one-stop travel shopping and reservation services, providing reliable, real-time access to schedule, pricing and availability information for over 450 airlines, 40,000 hotels and all major car rental companies. Our websites feature consumer-oriented interfaces that enable consumers to make informed choices about their travel purchases by providing quick and easy access to travel information and content, 24 hours a day, 7 days a week.

     Our global travel marketplace enables travel service suppliers to extend their marketing reach online. Through our websites, suppliers can reach a large, global audience of consumers who are actively engaged in planning and purchasing travel. Suppliers can pursue a range of innovative, targeted merchandising and advertising strategies designed to increase revenues, while at the same time reducing transaction and customer service costs. We derive our revenues from transactions on our websites and sales of advertisements on our websites. We also license components of our technology and editorial content to selected airlines and American Express as a platform for their websites.

     On August 23, 1999, Expedia, Inc. was incorporated in the state of Washington. The authorized share capital of the company was 120,000,000 shares of common stock and 10,000,000 shares of preferred stock. On October 1, 1999, Microsoft separated our assets and contributed them in exchange for 33,000,000 shares of common stock or 100% of outstanding common stock at that date. Concurrent with this, we entered into a number of agreements with Microsoft that were necessary to facilitate the operation of our company and its assets after the separation. These agreements were discussed in our November 8, 1999 Form S-1.


2.    Initial Public Offering of Common Stock

      On November 10, 1999, we completed an initial public offering in which we sold 5,980,000 shares of common stock at a price of $14.00 per share, raising $83.7 million in gross proceeds. After deducting $5.3 million in aggregate underwriters discounts and commissions and $1.8 million in related expenses, net offering proceeds were $76.6 million. As of December 31, 1999, 39.0 million shares of common stock were outstanding.


3.    Basis of Presentation

      In our opinion, the accompanying balance sheets and related interim statements of operations, cash flows, and stockholders' equity (owner's net deficit) include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Our actual results may differ from our estimates. Interim results are not necessarily indicative of results for a full year. You should read the information included in this Form 10-Q in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in our November 8, 1999 Form S-1. Our financial statements are consolidated and include the accounts of Expedia, Inc. and our wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

4.    Recent Accounting Pronouncements

      The American Institute of Certified Public Accountants issued Statements of Position, SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and SOP 98-5, Reporting on the Costs of Start-Up Activities, which are effective for our fiscal year ending June 30, 2000. These SOPs have no material effect on our financial statements.


5.    Unearned Stock-based Compensation

      Microsoft canceled all of the unvested options of Microsoft employees who joined Expedia prior to its initial public offering. We replaced the canceled options with Expedia options that have equivalent vesting schedules and in-the-money values and comparable other terms as the canceled Microsoft options. Vested options of Microsoft employees who joined Expedia were not converted to Expedia stock and remained vested options in Microsoft stock. The number of our options that we issued in order to replace each of the canceled Microsoft options was a function of the offering price of our common stock and the market price of Microsoft common stock on the date of the offering. We treated our issuance of these Expedia options as a new grant of stock options. As a result, we recorded a non-cash stock-based compensation charge to stockholders' equity because the exercise price of the new options was significantly less than the initial public offering price of our common stock. We are amortizing this unearned stock-based compensation over the vesting period of the Expedia options. The unearned stock-based compensation will be fully amortized by December 2004.


6.    Income Taxes

      Effective October 1, 1999, we entered into a tax allocation agreement with Microsoft. Per this agreement, if Microsoft is able to utilize our tax losses during their current fiscal year, they will compensate us for 92.5% of the benefit. We will retain the tax benefit of any losses not utilized and can carry them forward to offset any future taxable income.

      To date, Expedia has not recorded any provision or benefit for federal and state income taxes. During the period from October 1, 1999 to December 31, 1999, we generated a net operating loss carry forward of $4.6 million for federal income tax purposes. However, because of the Microsoft tax allocation agreement, our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we have applied a valuation allowance equivalent to the net operating loss carry forward. As a result, we have not recorded any deferred tax asset.


7.    Net Loss Per Share

      Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares and outstanding stock options using the "treasury stock" method. Because we are in a loss position, the impact of any dilution is not included in the diluted loss per share calculation as it would be anti-dilutive.


8.    Related Party Transactions

      As a result of the initial public offering of our stock, Microsoft owns 84.65% of our outstanding common stock at December 31, 1999. The combined income statement impact of all related party transactions with Microsoft is summarized in the following tables.


     Costs prior to October 1, 1999 representing allocations from Microsoft.

                                   Three Months Ended          Six Months Ended
                                       December 31,              December 31,
                                 ----------------------     ----------------------
                                   1998         1999          1998          1999
                                 --------     ---------     --------      --------
Cost of revenues                 $   (695)          -       $ (1,261)     $   (924)
Product development                (1,724)          -         (3,336)         (557)
Sales and marketing                  (135)          -           (269)       (1,497)
General & administrative           (1,482)          -         (2,410)       (2,086)
                                 --------     --------      --------      --------
Net expense                      $ (4,036)          -       $ (7,276)     $ (5,064)
                                 ========     ========      ========      ========


     Costs and revenue representing charges from the services agreement and other agreements with Microsoft.

                                   Three Months Ended          Six Months Ended
                                       December 31,              December 31,
                                 ---------------------      ----------------------
                                    1998        1999          1998          1999
                                 ---------    --------      --------      --------
Net revenues                         -        $     44            -       $     44
Cost of revenues                     -          (1,011)           -         (1,011)
Product development                  -          (1,016)           -         (1,016)
Sales and marketing                  -            (245)           -           (245)
General & administrative             -            (457)           -           (457)
                                 --------     --------      --------      --------
Net expense                          -        $ (2,685)           -       $ (2,685)
                                 ========     ========      ========      ========

      In addition to the contributed assets and liabilities identified in the September 30, 1999 balance sheet of our Form S-1, Microsoft made additional contributions during the three months ended December 31, 1999 totaling $4.1 million. This consisted of the following: due from Microsoft ($3.0 million); property and equipment, net ($0.9 million); and other items ($0.2 million).


9.    Commitments and Contingencies

      We have multi-year agreements with certain travel service providers that make available the services accessed through our website. Under these agreements, we pay monthly service fees to the service providers based on the volume of activity. In addition, we pay certain communication and capacity fees. We expense these amounts as the services are provided.

      We are a party to a cooperative advertising agreement with a corporate airline customer that requires us to set aside monies received from transactions to be used for joint advertising initiatives.

      We have a five-year lease agreement to rent our office premises. The lease agreement has been executed in the name of Microsoft Corp.; however, we make all lease payments directly to the landlord.

      On October 13, 1999, Priceline.com Incorporated filed a patent infringement lawsuit against Microsoft and Expedia in the United States District Court for the District of Connecticut. The lawsuit alleges that our Hotel Price Matcher and Flight Price Matcher services infringe on a patent held by Priceline.com. The suit also alleges that Microsoft and Expedia engaged in unfair and deceptive acts or practices in violation of the Connecticut Unfair Trade Practices Act. The suit seeks:

     . unspecified damages, including treble and punitive damages

     . an injunction against further alleged infringement

     . an injunction from continuing to operate our Hotel Price Matcher, Flight
       Price Matcher, or any similar service

     . interest and costs, attorneys' fees and an accounting of the revenue received by Microsoft and Expedia relating to Internet travel services

      We do not believe that the claims made by Priceline.com have merit. Accordingly, we intend to vigorously defend ourselves in this lawsuit. Discovery has not yet commenced; accordingly, we are not presently able to estimate the likelihood of an adverse result or the range of possible loss relating to this matter. In the event of an adverse result, we could be required to do one or more of the following:

     . pay substantial damages, including treble and punitive damages

     . permanently cease use of our Hotel Price Matcher service, Flight Price
       Matcher, and any similar service

     . obtain a license for the technology or spend significant resources to develop non-infringing technology

      Any limitation on our ability to market our Hotel Price Matcher service, Flight Price Matcher service, or the costs and potential delays associated with redesigning these services, would seriously harm our business, financial condition, results of operation and cash flows.

      On October 7, 1999, Reed Elsevier Inc. filed a complaint in the United States District Court for the District of New Jersey against Microsoft and Expedia. The suit alleges that Microsoft and Expedia materially breached an agreement between Microsoft and Reed Elsevier relating to the development by Microsoft of a hotel directory for the Internet and the sale of Internet advertising in that directory. The suit also alleges conversion and misappropriation of Reed Elsevier's proprietary database, unfair competition, breach of implied covenant of good faith and fair dealing, and interference with a business relationship. The suit seeks:

     . unspecified damages, including punitive damages

     . a permanent injunction requiring us to comply with the agreement

     . a permanent injunction prohibiting us from offering or selling Internet advertising in the hotel directory or competing with Reed Elsevier in connection with the sale of advertising in the hotel directory and from utilizing a joint database developed pursuant to the parties' agreement

     . rescission of the agreement and return of all payments made by and all information given by Reed Elsevier under the agreement

     . costs and attorneys' fees

      Since this lawsuit was recently filed and discovery has not yet commenced, we are not presently able to estimate the likelihood of an adverse result or the range of possible loss relating to this matter. We intend to vigorously defend ourselves in this lawsuit and do not expect the outcome of this lawsuit to have a material adverse effect on our business.

      On December 27, 1999, Expedia, Inc filed a federal court action for trademark infringement in the Central District of California against Xpedior, Inc., a newly formed subsidiary of Metamor Worldwide. Xpedior filed its answer to the complaint on January 14, 2000. The lawsuit alleges that Xpedior's use of the XPEDIOR trademark constitutes unfair competition, trademark infringement, and is likely to dilute the brand strength and awareness of the EXPEDIA mark. The suit seeks:

     . preliminary and permanent injunctive relief against future infringement and dilution;

     . unspecified damages, including enhanced and punitive damages; and

     . attorneys' fees and costs.

      No trial date has been set. Discovery has just commenced and we are not presently able to estimate the likelihood of success or the range of possible outcomes and their consequences.

      In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business.


10.   Subsequent Events

      In January 2000, we signed an agreement to acquire Travelscape.com and its affiliates, subject to certain conditions. In this transaction, we will issue approximately 3 million shares, options and warrants, valued at approximately $95 million, in exchange for all outstanding shares, options and warrants of Travelscape.com, Inc. We will also assume long-term debt of approximately $8 million as part of the transaction. This transaction is also subject to provisions that may result in an adjustment to the consideration paid or termination of the transaction.

      In January 2000, we also signed an agreement to acquire VacationSpot.com, Inc. We will issue approximately 2.6 million shares and options, valued at approximately $82 million, in exchange for all of the outstanding shares, options and warrants of VacationSpot.com, Inc.

      All shares to be issued in these transactions will be unregistered. The Company expects to account for both of the transactions under the purchase method of accounting and expects to incur total transaction expenses of approximately $4.0 million in connection with these acquisitions. The transactions are subject to various closing conditions, including shareholder approval and expiration of the applicable waiting periods under the Hart-Scott-Rodino Act of 1976.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      The information contained in this section has been derived from our financial statements and should be read together with our financial statements and related notes included elsewhere in this 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth under the section entitled "Risk Factors" in our Registration Statement on Form S-1 (SEC File No.333-87623).


Overview

      We are a leading provider of branded online travel services for leisure and business travelers. We operate our own websites, including Expedia.com and international versions of Expedia.com and we license components of our technology to provide the platform for travel websites with Continental Airlines, Northwest Airlines and American Express Travel Related Services. We derive our revenues from commissions, fees, and direct merchant sales related to transactions on our websites. We also derive revenues from sales of advertisements on our websites and licensing fees.

      Prior to October 1, 1999, we conducted business as an operating unit of Microsoft. Our statements of operations and balance sheets were derived from the historic books and records of Microsoft and included cost allocations from Microsoft. Although these allocations are not necessarily indicative of the costs that would have been incurred by us on a stand-alone basis, we believe that the allocated amounts are reasonable. On October 1, 1999, the effective date of the contribution agreement, Microsoft contributed assets in exchange for common stock of Expedia, Inc. From that date forward our books and records have been maintained separately from Microsoft's.

      Transaction revenues are derived from airline ticket transactions and hotel and car rental reservations with airline ticket transactions making up the substantial majority of these revenues. Airline ticket commissions are determined by individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. We recognize transaction revenues on air transactions when the reservation is made and secured by a credit card, net of an allowance for cancellations. We recognize transaction revenues on hotel and car rental reservations either on payment or on notification of entitlement by a third party. In September 1999, we introduced Hotel Price Matcher and in December 1999, we introduced Flight Price Matcher. For both programs, we are the transaction merchant of record and set the ticket price. As a result, we record the entire value of these transactions as revenue when the reservation is made, as well as the cost of the actual ticket or hotel room night.

      Additionally, we derive revenues from the sales of advertisements on our websites. We recognize advertising revenues either on display of each individual advertisement or ratably over the advertising period, depending on the terms of the advertising contract.

      Fees from the licensing of software to our airline and corporate customers such as Continental Airlines, Northwest Airlines and American Express are another source of revenue. The fixed portion of these license fees are recognized ratably over the lives of the contracts. Transaction-based fees are recognized when the transaction occurs.

      We launched our websites in Canada in fiscal 1997, in the United Kingdom in fiscal 1999 and in Germany in fiscal 2000. As a result of increased activity from these websites and future websites in other markets we may enter, we expect international revenues to continue to increase.

      Cost of revenues consists primarily of fees paid to our fulfillment vendors for the costs associated with issuing airline tickets and related customer services, fees paid to Worldspan for use of their computer reservation and information services system, allocated and direct costs for the operation of our data center and costs related to insertion of banner and other advertisements. For Hotel Price Matcher and Flight Price Matcher transactions, cost of revenue is the entire cost of the hotel room or airline ticket as charged by the provider.

      Our direct product development expenses consist primarily of compensation for personnel. Our direct sales and marketing expenses consist primarily of personnel-related costs as well as advertising, distribution and public relations expenses. In addition to these direct expenses, we have historically been allocated an amount of product development, sales and marketing, and general and administrative costs from Microsoft. These costs include allocations for real estate, legal, treasury, human resources, information technology and other general services. We believe that these allocations were not materially different from the costs that we would have incurred as a stand-alone entity.

      In conjunction with the contribution agreement with Microsoft, we entered into a services agreement with Microsoft on October 1, 1999. Accordingly, we are no longer being allocated costs from Microsoft. Under the services agreement, Microsoft has continued to provide us with the types of services described above. In return, we pay Microsoft fees based on the total cost of the services. The services agreement is for an initial period ending December 31, 2000 with one-year renewals if the parties agree on fees. The agreement is cancelable by us upon 30 days written notice and by Microsoft upon 180 days written notice. We have begun developing our own resources in some of these areas. For additional services that are no longer needed, adjustments to the services agreement fees must be mutually agreed upon.

      We have incurred and expect to continue to incur substantial losses and negative cash flows on both an annual and interim basis. In particular, we intend to increase our focus and spending on brand development, sales and marketing, product development, website content and strategic relationships. Additionally, our revenues are impacted by the seasonality of the travel industry, particularly leisure travel. These factors could adversely affect our future financial condition and operating results.

      Our fiscal years end on June 30 of each year. References to a fiscal year, such as fiscal 1999, are to the twelve months ended June 30 of that year.

Results of Operations

      The following table sets forth our results of operations as a percentage of net revenues for the three months and six months ended December 31, 1999 compared to the same periods in 1998.

                                  (As a Percentage of Revenues)

                                  Three Months Ended        Six Months Ended
                                      December 31,            December 31,
                                 --------------------    --------------------
                                   1998        1999        1998        1999
                                 --------    --------    --------    --------
Net Revenues                        100%        100%        100%        100%
Cost of Revenues                     52%         41%         53%         38%
                                 --------    --------    --------    --------
  Gross Profit                       48%         59%         47%         62%

Operating Expenses:
  Product Development                65%         25%         72%         30%
  Sales and Marketing                32%         59%         33%         52%
  General and Administrative         20%         11%         19%         14%
  Recognition of stock-based
   compensation                       0%         97%          0%         52%
                                 --------    --------    --------    --------
Total Operating Expenses            117%        192%        124%        148%
                                 --------    --------    --------    --------
Loss from operations                (69%)      (133%)       (77%)       (86%)
Interest income                       0%          3%          0%          1%
Provision for income taxes            -           -           -           -
                                 --------    --------    --------    --------
  Net loss                          (69%)      (130%)       (77%)       (85%)
                                 ========    ========    ========    ========

Net Revenues.

($ in thousands)         Three Months                  Six Months
                            Ended            %            Ended            %
                          December 31,     Change      December 31,      Change
                      ---------------------------   ---------------------------
                        1998      1999                1998      1999
                      --------  --------            --------  --------
Net Revenues           $ 7,851   $17,821    127%     $13,908   $33,089   138%

      Net Revenues. Gross bookings on Expedia's websites, excluding transactions on licensee websites, increased from the previous year by 158% to $220 million for the three months ended December 31, 1999. For the six months ended December 31, 1999, gross bookings, excluding bookings on licensee websites, were $413 million, an increase of 168% over the comparable prior year period. A small decrease in average commission rates resulted in transaction revenue increasing at a slightly lower pace than gross bookings, as revenue was up 153% for both the three and six month periods ending December 31, 1999. This corresponds to transaction revenue increases of $7.5 million and $13.5 million. Increases in advertising and licensing-related revenue comprised the remainder of the increase.


Cost of Revenues and Gross Profit.

($ in thousands)         Three Months                  Six Months
                            Ended            %            Ended            %
                          December 31,     Change      December 31,      Change
                      ---------------------------   ---------------------------
                        1998      1999                1998      1999
                      --------  --------            --------  --------
Cost of Revenues       $ 4,132   $ 7,314     77%     $ 7,309   $12,678    73%
% of Net Revenues           52%       41%                 53%       38%

Gross Profit           $ 3,719   $10,507    183%     $ 6,599   $20,411   209%
% of Net Revenues           48%       59%                 47%       62%

      Cost of Revenues and Gross Profit. The increases in the cost of revenues and gross profit correspond to the growth in net revenues. The increases in the gross profit percentages are due to efficiencies associated with increased transaction volumes, as economies of scale are realized. Growth in advertising revenues, which have a high profit margin, also helped drive the gross profit percentage increase. Hotel Price Matcher and Flight Price Matcher produce lower gross profit percentages because we act as merchant of record in these transactions. As a result, the revenue and related cost of sales are presented at gross amounts. However, because both programs were recently implemented, their effects on the gross profit percentage were small. Going forward, we anticipate their impact will result in higher gross profits, but lower gross profit percentages.


Product Development.

($ in thousands)         Three Months                  Six Months
                            Ended            %            Ended            %
                          December 31,     Change      December 31,      Change
                      ---------------------------   ---------------------------
                        1998      1999                1998      1999
                      --------  --------            --------  --------
Product Development    $ 5,083   $ 4,452    -12%     $10,060   $ 9,845   -2%
 % of Net Revenues          65%       25%                 72%       30%

      Product Development. The decrease in development expenses is due to the services agreement charge from Microsoft being somewhat lower than the amount previously allocated from Microsoft for development services. The lower costs combined with larger net revenues result in the decrease in cost as a percentage of net revenues.


Sales and Marketing.

($ in thousands)         Three Months                  Six Months
                            Ended            %            Ended            %
                          December 31,     Change      December 31,      Change
                      ---------------------------   ---------------------------
                        1998      1999                1998      1999
                      --------  --------            --------  --------
Sales and Marketing    $ 2,516   $10,584    321%     $ 4,576   $ 17,316  278%
 % of Net Revenues          65%       25%                 72%        30%

      Sales and Marketing. The increases in expenses are primarily attributable to increased promotional activities intended to drive traffic to our websites, such as radio and paper media advertising. We also incurred production costs related to a TV advertising campaign that began running in January 2000. We anticipate continuing to spend a significant portion of net revenues during the remainder of the fiscal year in order to build greater brand awareness and increase the number of internet users who access our websites.


General and Administrative.

($ in thousands)         Three Months                  Six Months
                            Ended            %            Ended            %
                          December 31,     Change      December 31,      Change
                      ---------------------------   ---------------------------
                        1998      1999                1998      1999
                      --------  --------            --------  --------
General and
 Administrative        $ 1,568   $ 1,946    24%      $ 2,618   $ 4,675   79%
 % of Net Revenues          20%       11%                 19%       14%

      General and Administrative. These costs increased in absolute terms but decreased as a percentage of net revenues. The services agreement took effect October 1, 1999 and replaced the cost allocation that had previously been charged by Microsoft. Subsequent to October 1, 1999, permanent Microsoft employees who were members of the Expedia business unit became employees of Expedia, Inc. We have also hired employees to perform functions that were not necessary prior to our being an independent company.


Recognition of Stock-based Compensation.

($ in thousands)         Three Months                  Six Months
                            Ended            %            Ended            %
                          December 31,     Change      December 31,      Change
                      ---------------------------   ---------------------------
                        1998      1999                1998      1999
                      --------  --------            --------  --------
Recognition of stock-
based compensation     $   -     $17,252    100%     $   -     $17,252   100%
  % of Net Revenues        0%         97%                0%         52%

      Recognition of Stock-based Compensation. Note 5 discloses the source and reason for the charge. The starting date for amortization coincides with the initial public offering date of November 10, 1999.


Liquidity and Capital Resources

      Historically, we have financed our activities exclusively through contributions from Microsoft. Although we have been an operating unit of Microsoft in the past, and Microsoft has made a net contribution to our operations of $91.3 million through September 30, 1999, we do not expect Microsoft to continue to be a source of liquidity. As a result, we raised $76.6 million from our initial public offering.

      During the six months ending December 31, 1999, net cash used by operating activities was $10.3 million. Historically, operating and allocated expenses were recorded as a contribution from owner. With our new capitalization, management of working capital is now our responsibility. As a result, the levels of accounts receivable, accounts payable, and accrued expenses are higher than those in the historical financial statements. So, in addition to the cash portion of our net losses, changes in working capital will affect our operating cash. During the six months ending December 31, 1999, the increases in working capital assets and liabilities approximately offset each other.

      At December 31, 1999, we had committed to approximately $2.4 million of leasehold improvements and related costs for our new office space in Bellevue, Washington. Of the amount, $0.8 million was capitalized at December 31, 1999. Total capital expenditures during the six months ending December 31, 1999 were $2.6 million, which includes $0.9 million of assets contributed by Microsoft. After factoring in the leasehold improvement capitalization of $0.8 million, the remaining $0.9 million of capital expenditures reflects normal expenditure levels consistent with our growth as a company. We anticipate other significant capital expenditures during the next twelve months for computers and other system-related costs associated with our expected growth.

      We have entered into agreements for two separate acquisitions, both to be purchased by issuing shares of Expedia stock. This will cause a dilution to the current ownership percentage of our existing stockholders. We will incur transaction expenses of approximately $4 million. The transactions are expected to close on or around March 31, 2000. For the short term, these acquisitions will cause our losses and negative cash flow to be greater compared to our projected results on a stand-alone basis.

      As of December 31, 1999, we had $74.1 million in cash and cash equivalents. We may utilize all of this cash during the next twelve months to fund Expedia's operations and growth. We do not have a credit facility and are not currently negotiating with any party to obtain a credit facility. We will continue to evaluate financing alternatives.

      We have not held derivative financial instruments nor had debt outstanding at any time. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may however experience such adverse changes if we incur debt or hold derivative financial instruments in the future. Additionally, we do not expect inflation to have a material effect on our results of operations.

PART II.  Other Information


Item 1.  Legal Proceedings

         See Notes to Consolidated Financial Statements.


Item 2.  Changes in Securities and Use of Proceeds

         On November 10, 1999, we completed our initial public offering. We issued 5,980,000 shares at an offering price of $14.00 per share, generating $83.7 million in gross proceeds. The shares had a par value of $0.01. All shares of common stock sold in the offering were registered on a Registration Statement on Form S-1 (SEC File No. 333-87623). The Securities and Exchange Commission declared the Registration Statement effective on November 8, 1999. The managing underwriters were Goldman, Sachs and Co. and Morgan Stanley Dean Witter. After deducting underwriter discounts and commissions of $5.3 million and related expenses of approximately $1.8 million, the net proceeds were $76.6 million.

         The net proceeds from this offering are being used for our working capital and general corporate purposes. This includes the funding of current and anticipated operating losses as well as the expansion of our facilities and other infrastructure. The net proceeds will enable us to continue to significantly increase advertising in order to build greater brand awareness and increase traffic to our web sites. A portion of the net proceeds will also be used to cover expenses related to the planned acquisition and integration of Travelscape.com, Inc. and VacationSpot.com, Inc.


Item 6.  Exhibits

         Exhibit 10   Lease Agreement between Bellevue Goldwell Associates LLC
                        and Microsoft Corporation

         Exhibit 27   Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE: February 14, 2000         BY  /s/ GREGORY S. STANGER
                                    ----------------------
                                    Gregory S. Stanger
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)