Form 10-Q
period 2000-03-31
EXPEDIA INC
filed 2000-05-15
CIK 1095357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

Commission File Number 0-27429

EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1996083 (I.R.S. Employer Identification No.)

13810 SE EASTGATE WAY, STE. 400, BELLEVUE, WA 98005
(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (425) 564-7200

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒             No  ☐

        The number of shares outstanding of the registrant’s common stock as of March 31, 2000 was 44,331,000.

EXPEDIA, INC.

FORM 10-Q

For the Quarter Ended March 31, 2000

PART I.    Financial Information

Item 1.    Consolidated Financial Statement s

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION S
(In thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	1999	2000	1999	2000
Agency revenues	$ 7,132	$ 17,049	$ 15,861	$ 38,621
Merchant revenues	—	8,134	—	8,816
Advertising and other revenues	4,087	6,684	9,266	17,519

Net revenues	11,219	31,867	25,127	64,956
Cost of revenues	3,983	20,218	11,292	32,896

Gross profit	7,236	11,649	13,835	32,060

Operating expenses:
Product development	5,254	4,765	15,314	14,610
Sales and marketing	3,119	21,356	7,695	38,672
General and administrative	1,571	2,217	4,189	6,892
Amortization of goodwill and intangibles	—	2,332	—	2,332
Recognition of stock-based compensation	—	29,659	—	46,911

Total operating expenses	9,944	60,329	27,198	109,417

Loss from operations	(2,708)	(48,680)	(13,363)	(77,357)
Interest income, net	—	914	—	1,457

Loss before provision for income taxes	(2,708)	(47,766)	(13,363)	(75,900)
Provision for income taxes	—	—	—	—

Net loss	$(2,708)	$(47,766)	$(13,363)	$(75,900)

Basic and diluted net loss per common share		$ (1.20)		$ (2.09)

Weighted average shares used to compute basic and diluted net loss per common share		39,690		36,335

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data) (unaudited)

	June 30, 1999	March 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$ —	$ 72,825
Accounts receivable	4,970	14,661
Due from Microsoft	—	390
Prepaid expenses	—	4,541

Total Current Assets	4,970	92,417
Property and equipment, net	386	7,155
Investments and deposits	400	7,040
Intangible assets, net	—	99,482
Goodwill, net	—	95,088

Total Assets	$ 5,756	$301,182

LIABILITIES
Current Liabilities:
Accounts payable	$ 1,216	$ 22,041
Accrued expenses	—	14,230
Current portion of notes payables	—	35
Current portion of capital lease obligations	—	285
Current portion of unearned revenue	2,364	24,210

Total Current Liabilities	3,580	60,801
Notes payables, net of current portion	—	1,393
Capital lease obligations, net of current portion	—	297
Unearned revenue, net of current portion	3,851	3,336

Total Liabilities	7,431	65,827

STOCKHOLDERS’ EQUITY (OWNER’S NET DEFICIT)
Net contribution from Microsoft	85,089	—
Common stock, $0.01 par value, 120,000,000 shares authorized, 44,331,000 issued and outstanding at March 31, 2000	—	443
Additional paid-in capital	—	369,392
Unearned stock-based compensation	—	(63,592)
Accumulated deficit	(86,764)	—
Retained deficit	—	(70,950)
Accumulated other comprehensive income:
Cumulative currency translation adjustment	—	62

Total Stockholders’ Equity (Owner’s Net Deficit)	(1,675)	235,355

Total Liabilities & Stockholders’ Equity (Owner’s Net Deficit)	$ 5,756	$301,182

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW S
(In thousands)(unaudited)

	Nine Months Ended March 31,
	1999	2000
Operating activities:
Net loss	$(13,363)	$(75,900)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	669	1,246
Recognition of stock-based compensation	—	46,911
Amortization of goodwill and intangibles	—	2,332
Cash provided (used) by changes in operating assets and liabilities, net of effects of purchases of Travelscape and VacationSpot:
Accounts receivable (increase)/decrease	1,349	(8,262)
Due from Microsoft increase	—	(390)
Prepaid expenses (increase)/decrease	360	(2,662)
Accounts payable and accrued expenses increase	433	19,659
Unearned revenue decrease	(1,550)	(987)

Net cash used by operating activities	(12,102)	(18,053)

Investing activities:
Additions to property and equipment	(586)	(4,319)
Cash acquired from the acquisition of Travelscape, net of acquisition costs	—	11,137
Cash acquired from the acquisition of VacationSpot, net of acquisition costs	—	7,200
Funding of long-term deposits	—	(4,137)

Net cash provided/(used) by investing activities	(586)	9,881

Financing activities:
Repayment of notes payable	—	(7,021)
Repayment of capital lease obligations	—	(8)
Net proceeds from issuance of stock	—	76,646
Net proceeds from exercise of options	—	987
Net contribution from Microsoft	12,688	10,331

Net cash provided by financing activities	12,688	80,935

Effect of foreign exchange rates changes on cash and cash equivalents	—	62

Net increase in cash and cash equivalents	—	72,825
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$ —	$ 72,825

Supplemental disclosures to cash flow statements:
Cash paid for interest	—	$ 70
Unearned stock-based compensation	—	$110,503
Acquisition of Travelscape (See Note 3)	—	$ 95,566
Acquisition of VacationSpot (See Note 3)	—	$ 81,662

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (OWNER’S NET DEFICIT)
(In thousands) (unaudited)

	Net Contribution from Microsoft	Accumulated Deficit	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Deficit	Currency Translation Adjustment	Total
			Shares	Amount
Balance, June 30, 1999	$ 85,089	$(86,764)	—	$ —	$ —	$ —	$ —	$ —	$ (1,675)
Net loss	—	(4,950)	—	—	—	—	—	—	(4,950)
Net contribution from Microsoft	6,252	—	—	—	—	—	—	—	6,252

Balance, September 30, 1999	91,341	(91,714)	—	—	—	—	—	—	(373)
Conversion of Microsoft’s net investment and additional contributed assets to common stock and paid-in capital	(91,341)	91,714	33,000	330	3,376	—	—	—	4,079
Proceeds from issuance of common stock, net of issuance costs of $7,074	—	—	5,980	60	76,586	—	—	—	76,646
Capitalization of unearned stock-based compensation	—	—	—	—	111,630	(111,630)	—	—	—
Proceeds from exercise of options	—	—	4	—	6	—	—	—	6
Recognition of stock-based compensation	—	—	—	—	—	17,252	—	—	17,252
Net loss	—	—	—	—	—	—	(23,184)	—	(23,184)

Balance, December 31, 1999	—	—	38,984	390	191,598	(94,378)	(23,184)	—	74,426
Proceeds from exercise of options	—	—	414	4	977	—	—	—	981
Recognition of stock-based compensation	—	—	—	—	—	29,659	—	—	29,659
Net loss	—	—	—	—	—	—	(47,766)	—	(47,766)
Acquisition of Travelscape, including paid acquisition costs	—	—	2,654	26	96,305	—	—	—	96,331
Acquisition of VacationSpot	—	—	2,279	23	81,639	—	—	—	81,662
Forfeiture of stock-based compensation	—	—	—	—	(1,127)	1,127	—	—	—
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	—	—	62	62

Balance, March 31, 2000	$ —	$ —	44,331	$ 443	$369,392	$ (63,592)	$(70,950)	$ 62	$235,355

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Description

        In October 1996, Microsoft Corporation (“Microsoft”) launched its online travel services product called Expedia. Since that launch, we have become a leading provider of branded online travel services for leisure and business travelers. We operate our own website, located at Expedia.com, with localized versions in the United Kingdom, Germany and Canada. We offer one-stop travel, shopping, and reservation services, providing real-time access to schedule, pricing and availability information for over 450 airlines, 40,000 hotels and all major car rental companies. Our websites enable consumers to make informed choices about their travel purchases by providing quick and easy access to travel information and content, 24 hours a day, 7 days a week.

        In March 2000, we acquired both Travelscape.com, Inc. (“Travelscape”), a Delaware corporation based in Las Vegas, Nevada, and VacationSpot.com, Inc. (“VacationSpot”), a Delaware corporation based in Seattle, Washington. Travelscape is a leading branded internet hotel wholesaler and packager with discounted rate contracts at over 1,400 hotels in 240 cities worldwide, and the operator of the Travelscape.com and LVRS.com websites. VacationSpot is a leading reservation network for vacation homes, rental condominiums, inns and bed & breakfasts around the world. VacationSpot operates the VacationSpot.com and Rent-a-Holiday.com websites, offering more than 25,000 unique properties in more than 4,000 vacation destinations and 100 countries worldwide. These acquisitions position Expedia as the leader in internet lodging with over 65,000 lodging properties available on its site and approximately 700,000 room nights booked in the most recent quarter.

        Our websites serve as a global travel marketplace, enabling travel service suppliers to extend their marketing reach online. Through our websites, suppliers can reach a large, global audience of consumers who are actively engaged in planning and purchasing travel. We derive our revenues from transactions on our websites and sales of advertisements on our websites. We also license components of our technology and editorial content to selected airlines and American Express as a platform for their websites.

        Expedia, Inc. was incorporated in the state of Washington on August 23, 1999. The authorized share capital of the company was 120,000,000 shares of common stock and 10,000,000 shares of preferred stock. On October 1, 1999, Microsoft separated our assets and contributed them in exchange for 33,000,000 shares of Expedia common stock or 100% of the outstanding common stock at that date. Concurrent with this, we entered into a number of agreements with Microsoft to facilitate the operation of our company and its assets after the separation.

2.    Initial Public Offering of Common Stock

        On November 10, 1999, we completed an initial public offering in which we sold 5,980,000 shares of common stock at a price of $14.00 per share, raising $83.7 million in gross proceeds. After deducting $5.3 million in aggregate underwriters discounts and commissions and $1.8 million in related expenses, net proceeds from this offering totaled $76.6 million.

3.    Acquisitions of Travelscape.com, Inc. and VacationSpot.com, Inc.

        We acquired Travelscape on March 17, 2000 by issuing approximately 3.0 million shares, stock options, and warrants of Expedia, Inc. in exchange for all outstanding shares, stock options, and warrants of Travelscape. The total value of the shares, stock options, and warrants exchanged was approximately $96 million. We also acquired VacationSpot on March 17, 2000 by issuing approximately 2.6 million shares and stock options of Expedia, Inc. in exchange for all of the outstanding shares and stock options of VacationSpot. The total value of the shares and stock options exchanged was approximately $82 million. All shares issued in these transactions were unregistered.

        We have accounted for these transactions under the purchase method of accounting in accordance with the Accounting Principles Board Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The estimated fair values are preliminary in nature and may not be indicative of the final purchase price allocation, which will be based on an assessment of fair value to be performed by an independent appraiser. Certain intangible assets have been identified and capitalized as part of these transactions. The amortization periods on these intangibles range from two to four years. Both transactions resulted in the recording of goodwill, which will be amortized over five years. All amortization is being done on a straight-line basis. The following table summarizes the purchase accounting for the acquisitions:

($ in thousands)	Travelscape	VacationSpot	Total
Current and long term assets	$ 22,111	$ 9,410	$ 31,521
Intangibles and goodwill	121,718	75,143	196,861
Liabilities assumed	(45,880)	(1,274)	(47,154)

Purchase price	97,949	83,279	181,228
Less: acquisition costs	(2,383)	(1,617)	(4,000)

Common stock issued	$ 95,566	$81,662	$177,228

        The following table presents the results of operations of Expedia, Inc. on a pro forma basis. These results are based on the individual historical results of Expedia, Inc., Travelscape, and VacationSpot and reflect adjustments to give effect to the acquisitions as if they had occurred at the beginning of the periods presented:

($ in thousands)	Proforma Three Months Ended March 31,		Proforma Nine Months Ended March 31,
	1999	2000	1999	2000
Net revenues	$ 18,810	$ 58,772	$ 44,067	$ 138,133

Gross profit	8,175	17,234	16,086	45,112

Operating expenses (excluding stock compensation charge and amortization of goodwill and intangibles)	14,626	39,368	37,868	92,333

Stock compensation charge and amortization of goodwill and intangibles	15,507	45,166	46,522	93,433
Other income/(expense)	(352)	755	(839)	901

Net loss	$(22,310)	$(66,545)	$(69,143)	$(139,753)

Basic and diluted net loss per common share		$(1.56)		$(3.51)

Weighted average shares used to compute basic and diluted net loss per common share		42,788		39,809

4.    Basis of Presentation

        In our opinion, the accompanying consolidated balance sheets and related interim statements of operations, cash flows, and stockholders’ equity (owner’s net deficit) include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Our actual results may differ from our estimates. Interim results are not necessarily indicative of results for a full year. You should read the information included in this Form 10-Q in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our Form S-1 filed on November 8, 1999.

        Our financial statements are consolidated and include the accounts of Expedia, Inc. and our wholly-owned subsidiaries. Both Travelscape and VacationSpot were acquired on March 17, 2000. The consolidated financial statements include their results from March 18, 2000 through period-end. Significant intercompany transactions and balances have been eliminated.

5.    Recent Accounting Pronouncements

        The American Institute of Certified Public Accountants issued Statements of Position, SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and SOP 98-5, Reporting on the Costs of Start-Up Activities, which are effective for our fiscal year ending June 30, 2000. These SOPs have no material effect on our consolidated financial statements.

        In December 1999, the United States Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 1 (SAB 101) “Revenue Recognition in Financial Statements”, which must be applied in our first fiscal quarter of 2000. SAB 101 provides guidance on revenue recognition and the SEC staff’s views on the application of accounting principles to selected revenue recognition issues. We do not expect that the adoption of SAB 101 will have a material effect on our financial statements.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)
No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. As amended by SFAS
No. 137, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS
No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Since we do not hold any derivative instruments, SFAS No. 133 has no impact on our consolidated financial statements.

        In October 1999, the SEC identified a list of issues that have arisen in internet businesses which the SEC believes should be addressed by the Emerging Issues Task Force (EITF) of the FASB or other standard setting bodies. While the EITF is in the process of addressing such issues, many of the identified issues have not yet been resolved. Future resolution of all of the issues identified by the SEC may affect our financial statements. We are not able to determine the impact on our consolidated financial statements, if any, of such future rule making.

6.    Unearned Stock-based Compensation

        Microsoft canceled all of the unvested options of Microsoft employees who joined Expedia, Inc. prior to its initial public offering. We replaced the canceled options with Expedia options that have equivalent vesting schedules and in-the-money values and comparable other terms as the canceled Microsoft options. Vested options of Microsoft employees who joined Expedia were not converted to Expedia stock and remained vested options in Microsoft stock. The number of our options that we issued in order to replace each of the canceled Microsoft options was a function of the offering price of our common stock and the market price of Microsoft common stock on the date of the offering. We treated our issuance of these Expedia options as a new grant. As a result, we recorded a non-cash stock-based compensation charge to stockholders’ equity because the exercise price of the new options was significantly less than the initial public offering price of our common stock. We are amortizing this unearned stock-based compensation over the vesting periods of the Expedia options in accordance with Financial Accounting Standards Board Interpretation No. 28. The unearned stock-based compensation will be fully amortized by December 2004.

7.    Income Taxes

        Effective October 1, 1999, we entered into a tax allocation agreement with Microsoft. We will be compensated by Microsoft for any Expedia tax losses incurred during the period from October 1, 1999 to March 17, 2000 which are utilized on the Microsoft consolidated return. On March 18, 2000, Microsoft’s investment in Expedia fell below 80% ownership. As such, from March 18, 2000 onward, Expedia must file a separate return. Any losses not utilized by Microsoft will be carried forward by Expedia and can be used on our separate return to offset any future taxable income.

        During the period from October 1, 1999 to March 31, 2000, we generated a net operating loss carry forward of approximately $27 million for federal income tax purposes. Because of the Microsoft tax allocation agreement, our limited operating history, losses incurred to date, and the difficulty in accurately forecasting our future results, we have applied a valuation allowance equivalent to the net operating loss carry forward. As a result, we have not recorded a benefit for federal and state income taxes or a related deferred tax asset.

8.    Net Loss Per Share

        Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during the period presented. Diluted loss per share is computed on the basis of the weighted average number of common shares and outstanding stock options using the “treasury stock” method. Because we are in a loss position, the impact of any dilution is not included in the diluted loss per share calculation as it would be anti-dilutive. Certain restricted and escrowed shares, totaling 1,272,000, issued as part of the acquisitions of Travelscape and VacationSpot, have been treated as contingently issuable shares because conditions exist and must be met before the shares can be issued. The weighted average of these shares has been excluded from the basic net loss per share calculations.

9.    Related Party Transactions

        Microsoft owned 74.44% of our outstanding common stock at March 31, 2000. The combined income statement impact of all related party transactions with Microsoft is summarized in the following tables.

        Costs prior to October 1, 1999 representing allocations from Microsoft.

($ in thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	1999	2000	1999	2000
Cost of revenues	$ (588)	—	$ (1,849)	$ (924)
Product development	(1,590)	—	(4,926)	(557)
Sales and marketing	(125)	—	(394)	(1,497)
General & administrative	(1,486)	—	(3,896)	(2,086)

Net expense	$(3,789)	—	$(11,065)	$(5,064)

        Costs and revenue representing charges from the services agreement and other agreements with Microsoft.

($ in thousands)	Three Months Ended March 31,		Nine Months Ended March 31,
	1999	2000	1999	2000
Net revenues	—	$ 44	—	$ 88
Cost of revenues	—	(606)	—	(1,617)
Product development	—	(436)	—	(1,451)
Sales and marketing	—	(655)	—	(900)
General & administrative	—	(708)	—	(1,165)

Net expense	—	$(2,361)	—	$(5,045)

        In addition to the contributed assets and liabilities identified in the September 30, 1999 balance sheet of our Form S-1, Microsoft made additional contributions during the three months ended December 31, 1999 totaling $4.1 million. This consisted of the following: cash ($3.0 million); property and equipment, net ($0.9 million); and other items ($0.2 million).

        Richard Barton, our President and Chief Executive Officer, was a Director of VacationSpot and held options in VacationSpot. At the time of acquisition, these options were converted to 3,097 Expedia options.

10.    Comprehensive Income

        We have adopted SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements. The cumulative currency translation adjustment related to our foreign subsidiaries represents our only component of comprehensive loss, which is excluded from net loss.

11.    Commitments and Contingencies

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

        We have a five-year lease agreement to rent our office premises in Bellevue, Washington.

        On October 13, 1999, Priceline.com Incorporated filed a patent infringement lawsuit against Microsoft and Expedia in the United States District Court for the District of Connecticut. The lawsuit alleges that our Hotel Price Matcher and Flight Price Matcher services infringe a patent assigned to Priceline.com. The suit also alleges that Microsoft and Expedia engaged in unfair and deceptive acts or practices in violation of the Connecticut Unfair Trade Practices Act.

        We do not believe that the claims made by Priceline.com have merit. On April 5, 2000, Microsoft and Expedia filed an Answer to Priceline.com’s complaint, and asserted a counterclaim that alleges inequitable conduct on Priceline.com’s behalf in the prosecution of the patent in question, and seeks a declaration that the patent is invalid, unenforceable or not infringed. Discovery has recently commenced in the case. We are not presently able to estimate the likelihood of an adverse result or the range of possible loss relating to this matter.

        On October 7, 1999, Reed Elsevier Inc. filed a complaint in the United States District Court for the District of New Jersey against Microsoft and Expedia. The suit alleged that Microsoft and Expedia materially breached an agreement between Microsoft and Reed Elsevier relating to the development by Microsoft of a hotel directory for the internet and the sale of internet advertising in that directory. On February 14, 2000, the parties entered into a confidential settlement agreement and, in accordance therewith, the court dismissed the complaint with prejudice on March 3, 2000.

        On December 27, 1999, Expedia, Inc filed a federal court action for trademark infringement in the Central District of California against Xpedior, Inc., a newly formed subsidiary of Metamor Worldwide. Xpedior filed its Answer to the complaint on January 14, 2000. The lawsuit alleges that Xpedior’s use of the XPEDIOR trademark constitutes unfair competition, trademark infringement, and is likely to dilute the brand strength and awareness of the EXPEDIA mark. No trial date has been set in this matter. We are not presently able to estimate the likelihood of success or the range of possible outcomes and their consequences.

        In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The information contained in this section has been derived from our financial statements and should be read together with our financial statements and related notes included elsewhere in this 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” in our Registration Statement on Form S-1 (SEC File No.333-87623).

Overview

        We are a leading provider of branded online travel services for leisure and business travelers. We operate our own websites, including Expedia.com and international versions of Expedia.com. as well as the Travelscape.com and VacationSpot.com websites. We also license components of our technology to provide the platform for travel websites with Continental Airlines, Northwest Airlines and American Express Travel Related Services. We derive our revenues from commissions, fees, and direct merchant sales related to transactions on our websites. We also derive revenues from sales of advertisements on our websites and licensing fees.

        Prior to October 1, 1999, we conducted business as an operating unit of Microsoft. Our statements of operations and balance sheets were derived from the historic books and records of Microsoft and included cost allocations from Microsoft. Although these allocations are not necessarily indicative of the costs that would have been incurred by us on a stand-alone basis, we believe that the allocated amounts are reasonable. On October 1, 1999, the effective date of the contribution agreement, Microsoft contributed assets in exchange for common stock of Expedia, Inc. From that date forward, our books and records have been maintained separately from Microsoft’s.

        Our agency revenues are derived from airline ticket transactions and hotel and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. This revenue represents both commissions and fees from the airlines as well as fees earned from our global distribution system partner. Airline ticket commissions are determined by individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. We recognize transaction revenues on air transactions when the reservation is made and secured by a credit card. We recognize transaction revenues on hotel and car rental reservations either on receipt of commissions or on notification of entitlement by a third party.

        In September 1999, we introduced Hotel Price Matcher and, in December 1999, we introduced Flight Price Matcher. For both programs, we are the transaction merchant of record and set the ticket price or room rate. The significant majority of revenue generated by Travelscape is also from merchant of record transactions, primarily hotel rooms and air/hotel packages. For all merchant transactions, in accordance with Generally Accepted Accounting Principles, we record the entire value of these transactions as revenue. If the reservation is non-cancelable, revenue is recorded when the reservation is made. Otherwise, revenue is deferred until the actual flight or stay occurs.

         Additionally, we derive revenues from the sales of advertisements on our websites. We recognize advertising revenues either on display of each individual advertisement or ratably over the advertising period, depending on the terms of the advertising contract. Fees from the licensing of software to our airline and corporate customers such as Continental Airlines, Northwest Airlines and American Express are another source of revenue. The fixed portion of these license fees is recognized ratably over the lives of the contracts. Transaction-based fees are recognized when the transaction occurs. Fees from the listing of lodging properties on our VacationSpot.com and Rent-A-Holiday.com websites are another source of revenue. These revenues are recognized ratably over the term of the listing.

        We launched our websites in Canada in fiscal 1997, in the United Kingdom in fiscal 1999 and in Germany in fiscal 2000. As a result of increased activity from these websites and future websites in other markets we may enter, we expect international revenues to continue to increase.

        Cost of revenues consists of fees paid to our fulfillment vendors for the costs associated with issuing airline tickets and related customer services, reserves and related payments to the airlines for tickets purchased with fraudulent credit cards, fees paid to Worldspan for use of their computer reservation and information services system, allocated and direct costs for the operation of our data center, and costs related to insertion of banner and other advertisements. For our merchant of record transactions, cost of revenues also includes the entire cost of the hotel room or airline ticket as charged by the provider along with the credit card merchant fees.

        Our direct product development expenses consist primarily of compensation for personnel. Our direct sales and marketing expenses consist of advertising, distribution and public relations expenses as well as personnel-related costs.

        Prior to October 1, 1999, we were allocated operating costs incurred by Microsoft for real estate, legal, treasury, human resources, information technology and other general services. We believe that these allocations were not materially different from the costs that we would have incurred as a stand-alone entity.

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

Results of Operations

        The following table sets forth our results of operations as a percentage of net revenues for the three months and nine months ended March 31, 2000 compared to the same periods in 1999. Included in this table is a breakdown of revenue from our three primary sources: agency, merchant, advertising and other.

(As a Percentage of Revenues)

	Three Months Ended March 31,		Nine Months Ended March 31,
	1999	2000	1999	2000
Agency revenue	64%	53%	63%	59%
Merchant revenue	0%	26%	0%	14%
Advertising and other revenue	36%	21%	37%	27%

Net revenues	100%	100%	100%	100%
Cost of revenues	36%	63%	45%	51%

Gross profit	64%	37%	55%	49%
Operating expenses:
Product development	47%	15%	61%	22%
Sales and marketing	28%	67%	31%	60%
General and administrative	14%	7%	17%	11%
Amortization of intangibles	0%	7%	0%	4%
Recognition of stock-based compensation	0%	93%	0%	72%

Total operating expenses	89%	189%	109%	169%

Loss from operations	(24)%	(153)%	(53)%	(119)%
Interest income, net	0%	3%	0%	2%

Loss before provision for income taxes	(24)%	(150)%	(53)%	(117)%
Provision for income taxes	0%	0%	0%	0%

Net loss	(24)%	(150)%	(53)%	(117)%

Net Revenues

($ in thousands)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	1999	2000		1999	2000
Agency Revenues	$ 7,132	$17,049	139%	$15,861	$38,621	144%
Merchant Revenues	—	8,134	100%	—	8,816	100%
Advertising and Other Revenues	4,087	6,684	64%	9,266	17,519	89%

Net Revenues	$11,219	$31,867	184%	$25,127	$64,956	159%

        Net Revenues.    Agency revenues experienced strong increases. In January 2000 we began domestic and international television advertising campaigns and ran a number of promotions that were successful in enhancing brand awareness and increasing revenue. With the launch of the Price Matcher products in the December 1999 quarter and the acquisition of Travelscape in March 2000, a significant portion of our revenues now come from transactions where we are the merchant of record. In future periods, this will significantly increase our revenues since the full amount of the ticket or hotel room is recorded as revenue as opposed to only the amount received from commissions and fees. Increases in advertising and licensing-related revenue comprised the remainder of the increase.

Cost of Revenues and Gross Profit

($ in thousands)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	1999	2000		1999	2000
Cost of Revenues	$3,983	$20,218	408%	$11,292	$32,896	191%
% of Net Revenues	36%	63%		45%	51%

Gross Profit	$7,236	$11,649	61%	$13,835	$32,060	132%
% of Net Revenues	64%	37%		55%	49%

        Cost of Revenues and Gross Profit.    The increases in the cost of revenues and gross profit correspond to the growth in net revenues along with our acquisitions of Travelscape and VacationSpot. The decreases in the gross profit percentages during the periods ended March 31, 2000 were due to two primary factors. First, we recorded a one-time charge of $4.1 million related to fraudulent credit card transactions along with an increase in our normal reserve levels for this expense. We are actively working to reduce our exposure to this risk, which was a result of the usage of fraudulent credit cards on our websites. The security and integrity of customer credit cards in our database was not compromised. The second factor was due to increases in the merchant of record business with our Price Matcher products and the Travelscape acquisition. Because we act as the merchant of record in these transactions, the revenue and related cost of sales are presented at gross amounts, resulting in a lower gross profit percentage on these transactions. Helping to partially offset the declines in the gross profit percentage mentioned above are increased transaction volumes, which have created economies of scale, and the growth in advertising revenue, which has a high profit margin.

Product Development

($ in thousands)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	1999	2000		1999	2000
Product Development	$5,254	$4,765	(9)%	$15,314	$14,610	(5)%
% of Net Revenues	47%	15%		61%	22%

         Product Development.    The decrease in development expenses is primarily due to the charge from Microsoft under the services agreement starting on October 1, 1999 being somewhat lower than the amount previously allocated from Microsoft prior to that date for development services. The lower costs combined with significantly larger net revenues result in the large decrease in product development costs as a percentage of net revenues.

Sales and Marketing

($ in thousands)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	1999	2000		1999	2000
Sales and Marketing	$3,119	$21,356	585%	$7,695	$38,672	403%
% of Net Revenues	28%	67%		31%	60%

        Sales and Marketing.    The increases in expenses are primarily attributable to increased promotional activities intended to bring additional customers to our websites. In addition to radio and paper media advertising, during January through March 2000 we began running television ads both domestically and internationally. We anticipate continuing to spend a significant portion of net revenues on advertising in coming periods in order to build greater brand awareness and increase the number of internet users who access our websites.

General and Administrative

($ in thousands)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	1999	2000		1999	2000

General and Administrative	$ 1,571	$ 2,217	41%	$ 4,189	$ 6,892	65%
% of Net Revenues	14%	7%		17%	11%

         General and Administrative.    These costs increased in absolute terms but decreased as a percentage of net revenues. The services agreement took effect October 1, 1999 and replaced the cost allocation that had previously been charged by Microsoft. Subsequent to October 1, 1999, permanent Microsoft employees who were members of the Expedia business unit became employees of Expedia, Inc. We have also hired employees to perform certain functions that were not necessary prior to our being an independent public company.

Amortization of Goodwill and Intangibles

($ in thousands)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	1999	2000		1999	2000

Amortization of Goodwill and Intangibles	$ —	$ 2,332	100%	$ —	$ 2,332	100%
% of Net Revenues	0%	7%		0%	4%

         Amortization of Goodwill and Intangibles.    Amortization of goodwill and intangibles was related to our acquisitions of Travelscape and VacationSpot. Amortization was recorded from March 18, 2000 to March 31, 2000. Refer to Note 3 for additional information.

Recognition of Stock-based Compensation

($ in thousands)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	1999	2000		1999	2000

Recognition of Stock-based Compensation	$ —	$ 29,659	100%	$ —	$ 46,911	100%
% of Net Revenues	0%	93%		0%	72%

         Recognition of Stock-based Compensation.    Note 6 discloses the source and reason for the charge. The starting date for amortization coincides with the initial public offering date of November 10, 1999.

Interest Income

($ in thousands)	Three Months Ended March 31,		% Change	Nine Months Ended March 31,		% Change
	1999	2000		1999	2000

Interest Income, net	$ —	$ 914	100%	$ —	$ 1,457	100%
% of Net Revenues	0%	3%		0%	2%

         Interest Income, net.    All of our operations were funded by Microsoft prior to their contribution of assets on October 1, 1999. Expedia, Inc. now invests its own cash, the majority of which were net proceeds from our initial public offering on November 10, 1999.

Liquidity and Capital Resources

        Prior to October 1, 1999, we financed our activities through contributions from Microsoft. Although we have been an operating unit of Microsoft in the past, and Microsoft has made a net contribution to our operations of $91.3 million through September 30, 1999, we do not expect Microsoft to continue to be a source of liquidity. During November 1999, we raised $76.6 million from our initial public offering. Proceeds from this offering are being used to fund operations.

        During the nine months ended March 31, 2000, net cash used by operating activities was $18.1 million. Historically, operating and allocated expenses were recorded as a contribution from owner. With our new capitalization, management of working capital is now our responsibility. As a result, the levels of accounts receivable, accounts payable, and accrued expenses are higher than those in the historical financial statements. So, in addition to the cash portion of our net losses, changes in operating assets and liabilities affect our operating cash. During the nine months ended March 31, 2000, a large increase in accounts payable and accrued expenses contributed towards a reduction in the amount of cash used by operating activities. In our growing merchant hotel business, there is a difference in the timing of cash receipts from a customer versus payments to the hotel for a transaction. As a result, we anticipate further fluctuations in cash as a result of changes in operating assets and liabilities.

        Total capital expenditures during the nine months ended March 31, 2000 were $4.3 million. Of this amount, $2.1 million relates to leasehold improvements and related costs for renovation of office space in Bellevue, Washington. Capital expenditures also includes $0.9 million of assets contributed by Microsoft. The remaining capital expenditures reflect normal expenditure levels consistent with our growth as a company. We anticipate other significant capital expenditures during the next twelve months for computers and other system-related costs associated with our expected growth. We also plan to expand our facilities both in Bellevue and in Las Vegas to accommodate our growing needs.

        As part of the acquisitions of Travelscape and VacationSpot, we acquired $18.3 million of cash owned by these two entities, net of accrued transaction costs. We used $7.0 million of this cash to retire notes assumed from the Travelscape acquisition.

        During the current period, we also advanced $4.1 million to our fulfillment vendor. This represents a restricted deposit, as the funds will not be available until the expiration of the agreement in 2004.

        Stock option exercises were a source of $1.0 million of cash. We cannot control this potential inflow but do anticipate additional exercises going forward.

        As of March 31, 2000, we had $72.8 million in cash and cash equivalents. We anticipate raising additional cash by December 2000. We will continue to evaluate financing alternatives.

        We have not held derivative financial instruments at any time. The debt we have on our books has a variable interest rate. As a result, we are exposed to near-term adverse changes in interest rates. Our international operations expose us to some foreign currency risk. We do not expect any of these risks to have a material effect on our results of operations.

PART II.    Other Information

Item 1.    Legal Proceedings

        See Note 11 to Consolidated Financial Statements (“Commitments and Contingencies”).

Item 2.    Changes in Securities and Use of Proceeds

        On November 10, 1999, we completed our initial public offering. We issued 5,980,000 shares at an offering price of $14.00 per share, which generated $83.7 million in gross proceeds. The shares had a par value of $0.01. All shares of common stock sold in the offering were registered on a Registration Statement on Form S-1 (SEC File No. 333-87623). The Securities and Exchange Commission declared the Registration Statement effective on November 8, 1999. The managing underwriters were Goldman, Sachs and Co. and Morgan Stanley Dean Witter. After deducting underwriter discounts and commissions of $5.3 million and related expenses of approximately $1.8 million, the net proceeds were $76.6 million. The net proceeds from this offering are being used for our working capital and general corporate purposes. This includes the funding of current and anticipated operating losses as well as the expansion of our facilities and other infrastructure. The net proceeds will enable us to continue to significantly increase advertising in order to build greater brand awareness and increase traffic to our web sites.

        On March 17, 2000, we acquired Travelscape by issuing approximately 3.0 million shares, stock options, and warrants in exchange for all outstanding shares, stock options, and warrants of Travelscape. The total value of the stock exchanged was approximately $96 million. VacationSpot was acquired by issuing approximately 2.6 million shares and stock options in exchange for all of the outstanding shares and stock options of VacationSpot. The total value of the stock exchanged was approximately $82 million. Total costs associated with these transactions are estimated to be $4 million. All shares issued in these transactions are unregistered. The shareholders have demand rights to have their shares registered. We have the right to defer registration in the event we determine the registration would not be in the best interests of Expedia. The stock options vest over a period ranging from immediately to 54 months. Approximately 0.7 million of the shares issued in the Travelscape acquisition and 0.6 million of the shares issued in the VacationSpot acquisition are restricted or escrowed, with termination of the restrictions and escrow requirements ranging from December 2000 to September 2001.

Item 6.    Exhibit and Reports on Form 8-K

        (A)   Exhibit

Exhibit 27 Financial Data Schedule

        (B)   Reports on Form 8-K

On April 3, 2000 we filed Form 8-K under Items 2 and 7 announcing the terms of the acquisitions of Travelscape.com, Inc. and VacationSpot.com, Inc.

        On May 15, 2000 we filed Form 8-K/A under Items 2 and 7 announcing the terms of the acquisitions of Travelscape.com, Inc. and VacationSpot.com, Inc. and providing historical and pro forma financial information.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000	/s/ GREGORY S. STANGER By Gregory S. Stanger Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)