Form 10-K
period 2000-06-30
EXPEDIA INC
filed 2000-09-28
CIK 1095357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
  For the fiscal year ended June 30, 2000 or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

  (for the transition period from          to         )

                         Commission File No. 000-27429
                               ----------------

                                 EXPEDIA, INC.
             (Exact name of registrant as specified in its charter)

                Washington                                   91-1996083
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification Number)

                        13810 SE Eastgate Way, Suite 400
                           Bellevue, Washington 98005
                    (Address of Principal Executive Offices)

                                 (425) 564-7200
              (Registrant's Telephone Number, Including Area Code)
                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on August 31, 2000 as reported on the Nasdaq National Market was approximately $172.6 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13D or 13G filed with the Commission and is as of August 31, 2000. This determination of affiliate status is not a conclusive determination for other purposes.

   The number of shares outstanding of the registrant's Common Stock, par value $.01 per share as of August 31, 2000, was 48,213,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Expedia, Inc. is incorporating by reference the information required by Part III of this Annual Report into the proxy statement for our annual meeting of stockholders to be held on November 9, 2000. We will file this proxy statement with the Securities and Exchange Commission within 120 days of the fiscal year end.

   Our operations are subject to a number of risks. You may find a discussion of those risks in a prospectus that we filed with the Securities and Exchange Commission on August 4, 2000, under the section entitled "Risk Factors." Expedia, Inc. is also incorporating by reference these Risk Factors into this Annual Report.

   This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements also include statements regarding the extent and timing of our future revenues and expenses and customer demand, statements regarding the deployment of our products and services, and statements regarding our reliance on third parties. Sections which contain numerous forward-looking statements include:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" both of which appear later in this Annual Report, as well as "Risk Factors" which appears in our prospectus filed with the Securities and Exchange Commission on August 4, 2000.

   We have based all of our forward-looking statements on information available to us on the date of this Annual Report, and we are not obligated to update any of these forward-looking statements. You should note that our actual results could differ materially from the forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

Overview

   We are a leading provider of branded online travel services for leisure and small business travelers. We operate our own website, located at Expedia(R).com, with localized versions in the United Kingdom, Germany and Canada. We also operate the Travelscape.com(TM), LVRS.com(TM),
VacationSpot.com(R) and Rent-a-Holiday.com websites, and a Travelscape(R)/LVRS(TM) sales call-center in Las Vegas.

   We offer one-stop travel shopping and reservation services, providing reliable, real-time access to schedule, pricing and availability information for 450 airlines, 65,000 lodging properties and all major car rental companies. Our websites enable consumers to make informed choices about their travel purchases by providing quick and easy access to travel information and content, 24 hours a day, 7 days a week.

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

   Since launching our online travel service in October 1996, we have experienced significant growth in our traffic and the amount of travel purchased through our travel planning services. In the fiscal year ended
June 30, 2000, travel purchases on our websites totaled over $1.3 billion on a pro forma basis, which includes the full-year results of companies acquired during the year.

Industry Background

 Growth of the Internet and Online Commerce

   The Internet is dramatically changing the way in which consumers and businesses communicate, share information and buy and sell goods and services. The Internet's broadly distributed and easily accessible environment creates the ideal foundation for new online marketplaces, which provide increased search efficiency, comprehensive information and competitive pricing. In an online environment, consumers have access to information and software tools that enable them to evaluate and compare product and service offerings, community forums within which to discuss relevant experiences and preferences and tools to complete e-commerce transactions. In addition, suppliers can extend their online marketing reach to a larger base of potential customers and can efficiently target those customers who are most likely to buy their products and services. The Internet brings efficiencies to markets characterized by the presence of large numbers of geographically-dispersed buyers and sellers and purchase decisions involving large amounts of information from multiple sources. We believe that the worldwide travel industry, which exemplifies these characteristics, is especially well suited to benefit from increased Internet and e-commerce adoption.

 The Worldwide Travel Industry

   The travel industry is very large in terms of both dollars spent and number of participants. According to the International Air Transport Association, airlines carried over 1.3 billion passengers worldwide in 1999. The World Travel and Tourism Council estimates that spending on travel and tourism worldwide will reach $3.8 trillion in 2000, growing to $7.0 trillion in 2010. According to the World Travel and Tourism Council, approximately 58% of the estimated year 2000 spending is attributable to leisure travel and tourism.

   Consumers planning and purchasing a trip generally engage in a predictable process that begins with consideration of destinations, dates and budgets and progresses to a series of purchase decisions involving transportation, accommodations and destination activities. This planning and purchasing process is inefficient due in large part to the limitations of the infrastructure of the traditional worldwide travel industry, which causes consumers to spend a significant amount of time piecing together the information they need to plan and purchase a trip. One critical reason for this inefficiency is the absence of a single source of well-organized and in-depth travel information that addresses all stages of the planning process and incorporates a reliable and secure purchasing process. As a result, consumers, especially to the extent they are price sensitive, frequently consult multiple sources, such as guidebooks, magazines, travel agents, friends, co-workers, and disparate travel suppliers, to shop for each element of their trip.

   Travel suppliers located around the world compete for business from travel consumers. This supplier community includes hundreds of airlines, thousands of hotels, dozens of car rental companies, numerous vacation packagers and cruise lines and hundreds of thousands of destination services merchants such as restaurants, attractions, and local transportation and tour providers. These suppliers spend substantial amounts of money to reach and attract potential purchasers. For example, according to the International Air Transport Association the airlines spend an average of 13% of their total revenues, or approximately $14.2 billion dollars for the 1999 calendar year, on promotions and sales expenses. The fragmented nature of the global consumer travel market makes it difficult and inefficient for suppliers to target those consumers with the greatest propensity to purchase travel services. Traditional advertising channels, such as print, television and radio, do not eliminate inefficiency because only a limited portion of any traditional advertising audience is planning a trip at the time the advertisement is run.

   Consumers and suppliers have traditionally relied on travel agents as intermediaries. However, traditional travel agents are often unable to reduce the inefficiencies of the travel market. We believe that many traditional travel agents cannot provide consumers with a reliable, personalized source for comprehensive travel information. Although traditional travel agents generally have access to comprehensive information on the availability and pricing of airline seats through computer reservations systems such as Worldspan, Sabre and Apollo, time and resource constraints frequently make it difficult for travel agents to provide consumers with the full set of options available in a given computerized reservation system. Furthermore, due to budgetary or time constraints, traditional travel agents often have limited access to other sources of travel information such as consumer ratings, editorial content or information about destination services. Finally, productivity demands often restrict the amount of time traditional travel agents can spend with any single customer to learn about preferences and tailor recommendations. As a result, many consumers hesitate to rely solely on traditional travel agents and consult multiple sources to plan and purchase trips.

   The traditional travel agency channel also does not provide suppliers with an efficient distribution network. Computerized reservation systems are effective in maintaining information about travel inventory, such as airline seats or rental cars that does not require extensive description. However, these databases are not well-suited to maintaining detailed information about travel inventory that is difficult to understand and sell in the absence of more descriptive editorial or visual material, such as hotels, resorts, cruises and vacation packages. In addition, it is difficult and inefficient for suppliers to use traditional travel agents as a distribution channel because the travel agency market is fragmented and the cost of training and servicing travel agents is high.

Our Opportunity

   The emergence of the Internet provides new opportunities for travelers and suppliers to find one another. Travel has already become the largest online retail category with United States leisure travelers expected to make an estimated $12.2 billion in airline ticket purchases and hotel and car rental reservations through travel websites in 2000, growing to $28.9 billion in 2004, according to Forrester Research. Travel suppliers are beginning to sell their inventory directly from their websites, and third-party providers of travel planning services have emerged online. Some of these third parties attempt to replicate the traditional travel agency experience on the Internet, some focus on providing travel-related content and others offer a less comprehensive travel service as a part of a larger e-commerce effort. Each of these solutions is incomplete because it does not address fundamental consumer requirements for comprehensive information and reliable service integrated with a secure and efficient means to complete a purchase.

   A significant opportunity exists for a new online global travel marketplace that brings consumers and travel suppliers together, enables consumers to find and act more easily upon a diverse selection of travel information and enables suppliers to market and distribute their products and services more efficiently. To be successful, this new travel marketplace must offer consumers a blend of content, community, commerce and customer service, delivered in a highly reliable and personalized manner. It must scale to accommodate growth in users and it must be international in scope and localized by region, creating a new and efficient channel for local and global travel suppliers to reach consumers who are actively engaged in travel planning and purchasing.

Our Solution

   We have created a leading online marketplace for researching, buying and selling travel-related services. Our Internet-based travel marketplace offers consumers a convenient, comprehensive and personalized source of travel information and services and satisfies the needs of a broad range of travel suppliers to cost-effectively market and sell their services to a large audience that is actively engaged in planning and purchasing travel services. We have built an underlying technology infrastructure that enables buyers and sellers to transact in a reliable, scalable and secure environment.

 A Leading Travel Services Marketplace

   Expedia.com, Travelscape.com, LVRS.com, and VacationSpot.com, our travel websites aimed at the United States consumer market, bring together a large base of consumers and travel suppliers. According to Media Metrix, this Expedia family of websites attracted over 8 million unique visitors in the United States in June 2000. We offer consumers access to over 450 airlines, all major car rental companies, dozens of vacation and cruise suppliers and to an increasing number of local destination services providers. With the acquisitions of Travelscape.com, Inc. and VacationSpot.com, Inc. in March 2000, we are positioned as the leader in Internet lodging with over 65,000 lodging properties available on our website. The number of monthly visitors, combined with the breadth of supply offerings and the level of sales through our websites, establish Expedia as a leading travel services marketplace.

 Compelling Value for Consumers

   We believe that consumers value Expedia services because we provide the control, flexibility and access to information necessary for them to select the best possible travel options at the most competitive prices. Our Best Fare Search(TM) technology allows Expedia to price hundreds more itineraries than the current industry standard. The current implementation of this underlying technology increases the choices available to customers while also allowing them to make price and schedule tradeoffs on a flight-by-flight basis, rather than on an itinerary-by-itinerary basis, which is the current industry standard. We enable consumers to enhance the travel planning experience with high-quality editorial content. We offer consumers access to a range of published and negotiated rate offerings. Our travel marketplace is also designed to be more convenient, comprehensive and personalized and delivers a higher quality of service than alternative travel planning and purchase methods. The Expedia family of websites including our localized international websites offer a unique blend of content, community, commerce and customer service, enabling consumers to easily identify, evaluate and purchase travel services in a single location and a secure, reliable transactional environment.

 Compelling Value for Travel Suppliers

   Recognizing the limitations of traditional travel solutions for suppliers, we have worked with our suppliers to design our websites to address their specific needs on both a local and multinational basis. Through our websites, suppliers worldwide can reach a large audience of consumers who are actively engaged in planning and purchasing travel. Suppliers can pursue a range of innovative, targeted merchandising and advertising strategies designed to increase revenues while at the same time reducing transaction and customer service costs. Suppliers can also use remote inventory management tools located on our ExpediaPartners.com website, to introduce new products, services and promotions quickly and easily. In addition, we are creating an aggregated, secure database of customer purchase and shopping patterns that will allow suppliers to offer more tailored services through our marketplace while preserving consumer privacy.

 Global Reach and Presence

   We designed our travel marketplace to be global. Localized versions of our websites accommodate not only differences in language and culture, but also differences in travel purchase behavior and supplier inventory preferences. These localized websites, such as Expedia.co.uk in the United Kingdom and Expedia.de in Germany, are designed to replicate the success of our Expedia.com website in addressing the needs of both consumers and suppliers in their respective markets. For example, because negotiated fares are important to consumers in the United Kingdom, we developed a custom airfare pricing engine that allows us to offer unique integration of negotiated fares with published fares in a single display.

 Reliable, Secure and Scalable Technology Platform

   We have designed our platform to provide a high level of reliability, security and scalability. Our multi-layered platform design allows us to deliver a high-performance website capable of managing high transaction volumes and ensuring reliable access for our customers and suppliers. We also offer advanced security features, maintain excess capacity to handle peak traffic loads in the rapidly expanding online travel market and have built dedicated distributed storage for critical data such as customer profile information. Our technology leadership and the scalability of our platform have enabled us to generate revenue by licensing core parts of our platform to Continental Airlines, Northwest Airlines and American Express.

Our Strategy

   Our objective is to enhance our position as a leading online global travel marketplace. The key elements of our strategy are as follows:

 Continue to Increase Brand Awareness

   We are increasing, and will continue to increase brand awareness among consumers by pursuing an aggressive brand development strategy. Our present brand-building campaign includes a substantial advertising presence in both online media and traditional media, such as print, radio and television. We continue to offer co-branded promotions with selected suppliers and pursue targeted press coverage. We are also working with third parties to develop a range of cross-media marketing initiatives including Expedia Radio(TM), Expedia Travels Magazine(TM) and Expedia Cafe(TM).

 Expand Merchant Business Activity

   Strong supplier relationships are crucial to the success of our business. Our acquisition of Travelscape.com, Inc. underlines an important shift in our business model whereby we are moving increasingly towards a merchant business model, as opposed to the traditional agency business model. In the merchant business model, Expedia acquires inventory at discounted wholesale prices from preferred suppliers and then determines the retail price. This model allows us to offer more competitive prices to our customers while also generating a higher gross profit per transaction. In contrast, the agency business model is one in which the supplier fixes the retail price and the agent is paid on a commission or flat fee basis. Merchant transactions for Expedia include the sale of negotiated rate hotel rooms, air tickets and packages through the Expedia.com and Travelscape.com websites and sales through the Flight Price Matcher(TM) and Hotel Price Matcher(TM) services on the Expedia.com website.

 Enhance Technology Platform and Product Functionality

   We plan to continue to enhance the underlying infrastructure and functionality of our websites.

   Feature Differentiation. We will continuously update new software features and editorial content to our websites. We have invested heavily in the development of the Best Fare Search(TM) (BFS) technology, a "next generation" fare searching technology and pricing engine that moves Computerized Reservations System (CRS) mainframe-based itinerary pricing functionality onto a more scalable and cost effective Windows(R) platform, allowing Expedia to show customers hundreds more priced itineraries than any other Internet travel service provider.

   In addition to BFS, we are making significant investments in a range of other technologies. We believe increasing the level of personalization in our marketplace is critical to providing a rich consumer experience and more efficient and targeted merchandising and advertising opportunities for suppliers. We will also continue to develop features that meet the needs of specific market segments, such as small business travelers. We are improving the accessibility of our websites through various Internet access channels, such as wireless hand-held devices.

   Our mobile commerce strategy is focused on providing our customers with a comprehensive set of key travel information across a broad range of devices. We recently launched our mobile service "Expedia To Go(TM)" which provides customers with flight status, flight schedules, driving directions, hotel availability and access to their personal Expedia itineraries on wireless devices and connected Personal Digital Assistant (PDA). Our technology platform allows us to exploit new channels of distribution as they develop, whether they are PDAs, cellular phone browsers or broadband interactive television.

   Scalability, Security and Reliability. We have invested heavily in core infrastructure with the objective of eliminating downtime on our websites, in order to ensure that we are able to continue to serve our customers reliably as our operations scale. The operation of our own websites and those of our licensees has given us extensive experience at handling rapid increases in transaction volumes.

 Expand Internationally

   We operate localized websites in the United Kingdom, Germany and Canada. We selected these countries due to their large travel markets and the rapid growth of online commerce in these markets. According to the World Travel and Tourism Council, spending on travel and tourism is expected to be $209 billion in the United Kingdom, $302 billion in Germany and $111 billion in Canada in 1999, rising to $380 billion in the United Kingdom, $558 billion in Germany and $212 billion in Canada in 2010. In developing customized websites in our international markets we will continue to draw on our experience in the United States with technology, user interface and supplier relationships while tailoring our international websites to specific characteristics of each local marketplace.

 Continue Diversification of our Sources of Revenue

   We plan to expand our travel service offerings to include more complex travel products and destination service offerings. Currently, the majority of our transaction revenues are derived from airline ticket sales, hotel reservations and car rentals. We plan to extend our offerings in each of these core segments and to expand our range of offerings into other segments. Other new travel services categories may include offering retail travel-related goods such as luggage and accessories, selling travel insurance and entering into strategic relationships with third-party providers of ground transportation, tours and similar services.

   As a result of our focus on developing our merchant business, our business is more diversified than that of our principal online competitors.

Our Travel Planning Services

 United States

   Customers in the United States can use our travel planning services to access the wide selection of our online travel services to shop for and book airline tickets, car rentals and hotel reservations, and to search and book the offerings of selected vacation packagers, cruise lines, specialty lodging providers and travel-related retailers.

   On our websites, consumers engaging in travel planning can consult extensive editorial content covering over 350 popular destinations, travel advice and recommendations from acknowledged industry experts, feature articles on specific destinations and specialty travel sections geared to the needs of specific groups such as families and business travelers. Consumers looking for advice from fellow travelers can take advantage of extensive community interaction, including bulletin boards and chat rooms. To accommodate the needs of consumers who are searching for price and availability information, we complement our core flight, hotel and car rental shopping and purchase functionality with a number of powerful comparison shopping tools.

   After building a specific itinerary, customers can complete the purchase of airline tickets, hotel rooms or car rentals by entering credit card and address information. Customers instantly receive email confirmation of the purchase and are directed via links on our website to explore relevant destination information and take advantage of our proprietary Expedia Maps(TM). We also provide a twenty-four hour toll-free customer service center that customers can call or e-mail for assistance.

   Taking advantage of our specially negotiated rates, customers can book discounted hotel rooms and discounted air and hotel packages at over 1,600 hotels in over 240 cities worldwide. On VacationSpot.com, customers can browse over 25,000 vacation homes, rental condos, inns and bed & breakfast properties in more than 4,000 vacation destinations in more than 100 countries worldwide.

   Using our websites, consumers and suppliers engage in a heavy volume of transactions across multiple systems and networks. We rely on third-party computer systems and third-party service providers, including the computerized central reservation systems of the airline, hotel and car rental industries. The nature and size of the reservation process requires frequent expansion of our operations, and upgrades of our systems and infrastructure in order to deal with increasing numbers of customers and travel suppliers. Upgrades are also required to enable the frequent feature and functionality enhancement which we will continue to make.

   The travel planning services offered by our US websites can be divided into 4 main areas: commerce, content, community and customer service.

 Commerce

   The Expedia websites offer a broad range of features that provide consumers with access to purchase information such as reliable price comparisons, availability and itinerary details, an integrated purchase path and post-purchase confirmation.

   Flight, Hotel and Car Wizards. Consumers can search for and compare airline, rental car and hotel room pricing and availability information and can also purchase tickets or make reservations by selecting from our published rate and negotiated rate offerings.

   Vacation and Cruise Wizards. These tools search a proprietary database of vacation and cruise packages. The content of this database is regularly updated by suppliers using the inventory management tools offered on ExpediaPartners.com.

   Hotel and Flight Price Matcher. Hotel Price Matcher offers consumers the ability to request specific prices for hotel rooms in popular cities, such as New York, San Francisco and Las Vegas. Flight Price Matcher offers consumers the ability to request specific prices for airline tickets. For each, we search our proprietary database of negotiated hotel rates or airfares for available rooms or seats that meet the boundary conditions contained in a consumer's request.

   Fare Tracker. This service enables subscribers to specify three routes and receive updates on special fares and offers via weekly email as well as via a personalized summary on our website.

   My Trips and My Profile. This personalization feature enables consumers to define a personal travel page which provides easy access to existing travel itineraries and personal profiles. The My Trips and My Profile feature encourages consumers to return to our Expedia.com website and build an ongoing customer relationship with us.

   Mileage Miner. Working with a third-party partner, our Expedia.com website helps consumers manage their frequent flyer programs online.

 Content

   Consumers can use the editorial content available on the Expedia websites at the beginning of the travel planning and purchase process for researching destinations and travel tips. Consumers can also use content after they have purchased travel as a way to gain more insight before their trip begins. Some examples of content include:

   Expedia.com Destination Guides. Essential information on 450 places, to help the traveller plan the perfect trip: (when to go, what to bring, how to get around, what not to miss); plus maps, weather, news and multimedia features.

   Expedia Maps. We maintain a proprietary database of street maps of the United States and highway maps for the rest of the world that we offer as stand-alone applications and that we integrate with other features such as the Hotel Wizard.

   Specialty Travel Sections. We have launched two new editorial sections within the Expedia.com website that target such categories as adventure travel, families and business travel. We intend to launch new editorial sections that target other consumer groups in response to perceived consumer and advertiser demand.

   Travel Features. We provide travel content that uses multimedia technologies such as 360-degree photography and video clips. We also offer editorial features on travel destinations and other special interest travel topics, such as health information on specific destinations.

   Travel News. We provide regularly updated information on fare sales, changing travel conditions and specific weather and security advisories.

   Flight Information. Consumers can use this feature to check the expected arrival times of flights in progress.

   Expedia Radio. We work with a licensee that produces a travel-related radio show, Expedia Radio, that is broadcast to over 2.5 million listeners in over 100 markets in the United States. Visitors to the Expedia.com website can play Expedia Radio audio content from our website.

   Expedia Travels Magazine. In January 2000, we announced a joint agreement with Ziff-Davis Publishing, the largest computing and Internet magazine publisher and the sixth largest magazine publisher in the US, to launch a new consumer travel magazine Expedia Travels. As a natural extension of our commitment to provide travelers with pertinent and timely information across all relevant media, the magazine joins Expedia Radio in complementing the information found on the Expedia.com website. Expedia Travels will be launching in the fall of 2000 as a bimonthly publication available on the newsstands and by subscription. The magazine will focus on providing useful and relevant travel information about destinations, services, suppliers, and products that are targeted to leisure and business travelers.

   Search. Our proprietary search engine allows consumers to generate a quick list of information relating to a particular destination or travel theme, such as "Hawaii" or "scuba diving".

 Community

   One of the best resources for travel recommendations is other travelers, and, to reflect this, we have developed features to encourage a sense of community among the millions of consumers who visit the Expedia websites in a typical month. Some examples of our community services are as follows:

   Fare Compare. This benchmarking feature allows consumers to review airfares that other consumers of our Expedia.com website have found on particular routes.

   Chat Rooms. Visitors to our Expedia.com website can communicate directly with one another in chat rooms maintained by Microsoft Corporation through its MSN.com website.

   Traveler Bulletin Boards. Travelers can post their questions and answers on bulletin boards maintained by Microsoft(R) through its MSN.com website and moderated by travel experts on contract to the Expedia.com website.

 Customer Service

   We strive to provide superior service to our customers to enhance their experience and to assist them with travel plans.

   Telephone and Email Support. For all of its travel offerings, Expedia provides a rich agent-based support service. This service is accessible by email as well as by toll-free, 24 hour a day, seven day a week telephone support. For purposes of operational flexibility, Expedia has opted to provide this support infrastructure with a balanced combination of in-house and outsourced solutions. High volume customer support is split between our call center in Las Vegas, where we have approximately 200 agents, and our outsourced partner, which presently employs approximately 275 agents on our behalf. All supplier support is managed by Expedia employees.

 Supplier Functionality

   We offer an array of functionality to address the specific needs of our travel suppliers.

   Promotional, Sponsorship and Advertising Inventory. We provide sponsorship opportunities, advertising banners and other placements throughout the website. Suppliers participating in the Expedia(R) Travel Network have access to a wide variety of promotional opportunities, including front-page placement, travel category targeting, inclusion in our Special Deals database and access to our Vacation and Cruise Wizard database.

   Inventory Management Tools. We enable selected suppliers to upload information related to vacation and cruise packages into a proprietary database maintained at ExpediaPartners.com. This inventory is then available on our website.

   Email Promotions. We work with suppliers to tailor email-based promotions for selected segments of our customer base.

 International

   We offer localized Expedia.com websites in the United Kingdom, Germany and Canada as well as the Rent-a-Holiday(R) website in Belgium.

 Expedia.co.uk

   In the United Kingdom, we operate a leading online travel service at Expedia.co.uk. This marketplace offers a number of features customized to the needs of consumers and suppliers in the United Kingdom, such as:

     Negotiated Fares. We offer fares negotiated with airlines by MTG Limited UK(Thomas Cook) and integrate both negotiated and published fares in a single display.

     Holiday Shop. This service allows customers in the United Kingdom to browse vacation package offerings leaving from the United Kingdom.

     Localized Customer Service. Expedia.co.uk customer service is provided by MTG Limited UK (Thomas Cook) in the United Kingdom and is tailored to the needs of United Kingdom travelers.

     Localized Editorial Content. The editorial advice and feature articles offered on the United Kingdom website are developed with a British point of view. Though we use content developed for the United States market where appropriate, our goal is to offer a local product to the United Kingdom travel market.

     United Kingdom Strategic Relationships. We have developed strategic relationships in the United Kingdom with British Airways and MTG Limited UK (Thomas Cook). These relationships enable us to expand our localization features such as negotiated fares, provide local editorial content and extend our regional distribution channels.

     Travel Insurance. We offer travelers the ability to purchase travel insurance in the United Kingdom through our website.

 Expedia.de

   In Germany, we operate a leading online travel service at Expedia.de. In addition to relevant language and currency changes, other features on our website include:

     Package Tours Database. Because package tours are a popular vacation purchase in Germany, we provide customers with an interface to a third-party database of packaged tour inventory.

     Negotiated Fares. We offer fares negotiated with airlines by Deutsches Reiseburo and integrate negotiated and published fares in a single display on our website.

     Localized Customer Service. Expedia.de customer service is provided by Deutsches Reiseburo in Germany and is tailored to the needs of German travelers.

     Localized Editorial Content. The editorial advice and feature articles offered on our Expedia.de website are developed with a German point of view. Therefore, most of our feature articles and editorials are not translations of articles that run on our Expedia.com website but instead are original German articles.

     German Strategic Relationships. We have developed strategic relationships in Germany with Lufthansa, Touristik Union International and Deutsches Reiseburo, among others.

     Travel Insurance. We offer travelers the ability to purchase travel insurance in Germany through our website.

 Expedia.ca

   In Canada, we operate the Expedia.ca website, which is similar to the Expedia.com website, with localized currency and date formats. This website offers a number of features to address the needs of the Canadian marketplace, including localized customer service.

 Rent-a-Holiday.com

   In Europe, we operate the Rent-a-Holiday.com website, which was acquired as part of our acquisition of VacationSpot.com, Inc. Similar to the VacationSpot.com website, the Rent-a-Holiday.com website offers unique properties at vacation destinations worldwide.

 Licensing of Expedia Products

   We license components of our technology and editorial content to selected airlines and American Express as a platform for their websites. Licensing our technology allows us to participate in online bookings whether they are placed through airline websites and corporate travel agencies or on our websites. We do not expect this to be a core business of Expedia in the future.

 Relationship with Microsoft Corporation

   We manage the travel channel on MSN.com and other international Microsoft sites such as MSN UK and MSN Germany. We also have premium placements on other Microsoft online properties such as Hotmail and WebTV. Microsoft also supplies us with technology and systems infrastructure under license agreements. MSN.com is the third most visited site on the Internet, attracting over 39 million unique visitors in May 2000 according to Media Metrix.

Technology

   We believe that the quality of our technology differentiates our websites from those of our competitors. Our goal has been to build a reliable, scalable and secure environment for consumers to plan and purchase travel. Since inception, we have supported substantial growth in traffic, commerce and advertising inventory with our present architecture.

   Our core booking engine connects to each of the four major computer reservations systems:Worldspan, Sabre, Apollo and Amadeus, giving our websites and our licensees the ability to choose which computerized reservation system to support.

   Our Best Fare Search (BFS) technology is a fare searching technology and pricing engine that moves flight pricing query activity from the mainframes of computerized reservation systems to servers based on the Windows platform allowing Expedia to show customers hundreds more priced itineraries than any other travel service provider. Pricing itineraries is computationally intensive and traditional CRS mainframe systems are unable to scale in a cost-effective manner to provide this enhanced level of information to customers. With BFS we can give our customers much greater visibility into the pricing landscape for a given itinerary, allowing them to make price and schedule tradeoffs on a leg-by-leg basis, rather than having to guess which legs will have the best available fares. These improvements substantially improve our customers' ability to find the flights that meet their requirements, and substantially improve their chances of finding the lowest available fare.

   Our mobile commerce strategy is focused on providing our customers with a comprehensive set of key travel information across a broad range of devices. We recently launched our mobile service "Expedia To Go(TM)" which provides customers with flight status, flight schedules, driving directions, hotel availability and access to their personal Expedia itineraries on wireless devices and connected PDAs. In addition, this service provides users a single, electronically organized place to find maps, frequent flier numbers, travel supplier toll free numbers and other key personal travel information. We have long understood the necessity of developing technology that will adapt to the changing requirements of the marketplace. Our technology platform allows us to exploit new channels of distribution as they develop, whether they are PDAs, cellular phone browsers or broadband interactive television.

   We have built a multi-layered system using powerful and expandable Internet hardware and software. From its inception, we have had distributed functionality across multiple layers of our platform. One layer handles the demands of serving webpages. Another layer manages the demands of high-volume message traffic between our servers and those of our suppliers and intermediaries. A third layer manages storage of critical data such as customer profiles, marketing database information and editorial content. Our hardware consists of multiple Compaq Proliant servers. Our data center is connected to the Internet through the equivalent of eight T3 connections. Microsoft(R) Back Office technology, including Windows NT(R), SQL Server and Internet Information Server, is the foundation for our operating service software. Multiple redundant servers support each key layer of the architecture to help manage heavy user traffic. Microsoft hosts substantially all of our systems, software and hardware.

Consumer Marketing

   We believe that important drivers of our business are our ability to attract visitors to our websites, our ability to convert those visitors into purchasing customers and our ability to convert first-time purchasers into repeat customers. We plan to attract new visitors to our websites by continuing our brand building efforts and promotional advertising, both online and in traditional television, radio and print media, and by continuing to work with influential press and industry analysts. Converting visitors into purchasers entails a combination of broad purchase-related promotions, increased emphasis on merchandising of available offers and increased efforts to work with our travel suppliers to offer superior selection and quality of travel inventory. We convert first-time purchasers to repeat customers by focusing on enhanced customer satisfaction, new personalization features and through ongoing investments in customer relationship management technologies.

Sales and Supplier Relations

   Our advertising and partner integration sales efforts are directed toward building relationships that complement Expedia's offerings. This includes both traditional media placements and private labeled partnerships that integrate Expedia's look and feel with our partners' product offerings. In this past year, we have invested in building out our regional sales force and account management team, as well as installing state-of-the-art ad serving and reporting technology. Our strategy is to provide a broad array of partner offerings to our customers, as well as a compelling marketplace for our partners to showcase their message.

   The number one focus of our Supplier Relations team is to build and maintain long-term strategic relationships with the supplier community. To this end, we have a dedicated team of Account Executives who work with suppliers to increase the sales of their products within the Expedia marketplace. It is this team that is responsible for creating and delivering promotional opportunities to the supplier community which in turn create value for Expedia customers by making available exclusive offers which enhance the value associated with shopping on Expedia. The Supplier Relations team is also responsible for working with the Expedia Development and Marketing teams to design new products which meet the specific needs of the supplier community with respect to distributing inventory products to specific customers. Flight Price Matcher and Hotel Price Matcher are specific examples of this product design process.

Competition

   The online travel services market is rapidly evolving and intensely competitive, and we expect competition to increase. We compete on the basis of feature differentiation and usability, customer service, quality of travel planning content and advice and breadth and value of travel products and services offered. We make available to our customers a wide range of products and prices offered by our travel suppliers and by Expedia.

   In the United States, we compete primarily with online travel services and with traditional travel distribution channels. In the online travel services market, we compete with other entities that maintain commercial websites providing online travel services, such as Travelocity.com, Hotel Reservations Network, CheapTickets.com, TravelWeb (operated by Pegasus Solutions, Inc.), GetThere.com (which recently entered an agreement to be acquired by Sabre Holdings Corporation), Biztravel.com (operated by Rosenbluth Travel), TravelNow.com, Worldres.com and Trip.com. We also compete with companies that offer travel as part of a larger electronic commerce portfolio, such as Priceline.com and Yahoo. Several traditional travel agencies, including larger travel agencies such as Carlson Wagonlit Travel, have established, or may establish in the future, commercial websites offering online travel services. We also compete with many of these same parties and others in the licensing of technology to airlines and corporate travel agencies.

   In addition, various airline suppliers have announced their intention to launch two direct-distribution websites. American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines have announced that they will launch a website, currently named "Orbitz," sometime in mid-2001. Forester Research reports that Orbitz will be the only website for consumers to find unpublished weekly special fares on at least 27 airlines. American Airlines, America West Airlines, Continental Airlines, Northwest Airlines, United Air Lines and US Airways have announced that they will launch a website, currently named "Hotwire," sometime in the fall of 2000. Hotwire states that it intends to operate a site where customers can bid for airline tickets, similar to Expedia's Flight Price Matcher(TM).

   Internationally we compete with a different set of participants in each market, ranging from traditional travel agents, market-specific websites and United States competitors with international operations. In the United Kingdom, local online competitors include LastMinute.com and Ebookers.com. In Germany, local online competitors include Travelchannel.de and iFAO.

   As the market for online travel services grows, we believe that the range of companies involved in the online travel services industry, including travel suppliers, traditional travel agencies, travel industry information providers, online portals and e-commerce providers, will increase their efforts to develop services that compete with our websites. Many airlines and other travel suppliers offer travel services directly through their own websites, including services from other travel suppliers. We are unable to anticipate which companies will offer competitive services in the future. As the market for online travel service grows, we believe that companies involved in the travel services industry will increase their efforts to develop services that compete with our services.

   We cannot assure you that our online operations will compete successfully with any current or future competitors.

Proprietary Rights

   Our intellectual property rights relate to trademarks and domain names associated with the names "Expedia," "Travelscape," "Las Vegas Reservation Services," "VacationSpot" and "Rent-a-Holiday" and copyrights and other rights associated with our websites, our software and other aspects of our business and technology. We rely on trademark and trade secret protection law, copyright law and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We pursue the regulation of our key trademarks and service marks in the United States and internationally.

   We license the right to use some of Microsoft's retail products and other technology pursuant to our license agreements with Microsoft. In addition, we license, on a perpetual and royalty-free basis, patent rights from Microsoft that relate to our business. See Item 13 "Certain Relationships and Related Transactions".

   We license components of our travel website technology and editorial content to selected airlines and American Express. In addition, we license trademark rights to the Expedia brand to a third party who operates Expedia Radio and to Microsoft for use with some of its software products. We may license other intellectual property rights to third parties in the future.

Government Regulation

   The laws and regulations applicable to the travel industry affect us and our travel suppliers. We must comply with laws and regulations relating to the sale of travel services, including those prohibiting unfair and deceptive practices and requiring us to register as a seller of travel, to comply with disclosure requirements and to participate in state restitution funds. In addition, many of our travel suppliers and computer reservation systems providers are heavily regulated by the United States and other governments. Our services are indirectly affected by regulatory and legal uncertainties affecting the businesses of our travel suppliers and computer reservation systems providers.

   We must also comply with laws and regulations applicable to businesses generally and online commerce specifically. Currently, few laws and regulations apply directly to the Internet and commercial online services. Moreover, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of doing business.

   Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, as this legislation is known, exempts certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through October 21, 2001. It is possible this legislation will not be renewed when it terminates in October 2001. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could decrease the demand for our products and services or increase our cost of operations.

   Earlier this year the U.S. Department of Transportation (DOT) issued an Advance Notice of Proposed rulemaking relating to its regulations for computer reservation systems. By that Notice, the DOT solicited further comments on, among other things, whether they should extend the regulations to entities such as Expedia that provide consumers airline information and booking services through the Internet. We submitted comments in response to this Notice; however, if the DOT were to regulate Expedia as a CRS it may significant increase our cost of operations and decrease our ability to negotiate with airlines for special fares on behalf of our customers.

Employees

   As of June 30, 2000, we employed a total of 571 full-time employees. In addition, we contract for the services of 23 employees of temporary staffing firms.

   Our ability to attract and retain highly qualified employees will be important to our success in maintaining online leadership. We have a policy of using equity-based compensation programs to reward and motivate significant contributors among our employees. Competition for qualified personnel in our industry is intense. Our employees are not presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

   We are headquartered in Bellevue, Washington in a leased space consisting of approximately 77,000 square feet and housing our principal administrative, sales and marketing, customer service and computer and communications systems facilities. Our lease for this space expires in February 2005 with an option to renew for an additional five-year term. Travelscape is headquartered in Las Vegas, Nevada in a purchased building consisting of approximately 9,100 square feet and in a leased space consisting of approximately 3,500 square feet. It is expected that Travelscape will move into significantly larger space in fiscal 2001. We also lease space consisting of approximately 3,800 square feet in Brussels, Belgium for our Rent-a-Holiday operations. In the United Kingdom and Germany, we operate out of the Microsoft offices for which Microsoft charges us a monthly fee.

ITEM 3.  LEGAL PROCEEDINGS

   On October 13, 1999 and July 14, 2000, Priceline.com Incorporated filed two separate patent infringement lawsuits against Microsoft and Expedia in the United States District Court for the District of Connecticut. The lawsuits allege that our Hotel Price Matcher and Flight Price Matcher services infringe patents assigned to Priceline.com. The October 13, 1999 lawsuit also alleges that Microsoft and Expedia engaged in unfair and deceptive acts or practices in violation of the Connecticut Unfair Trade Practices Act.

   We do not believe that the claims made by Priceline.com in either lawsuit have merit. On April 5, 2000, Microsoft and Expedia filed an Answer to Priceline.com's October 13, 1999 complaint, asserting a counterclaim that alleges inequitable conduct in the prosecution of the patent in question, and seeking a declaration that the patent is invalid, unenforceable or not infringed. Discovery has recently commenced relating to the October 13, 1999 lawsuit. The parties are working through various pre-trial motions relating to this case. On September 6, 2000, Microsoft and Expedia filed an Answer to Priceline.com's July 14, 2000 complaint and asserted a counterclaim that alleges inequitable conduct on Priceline.com's behalf in the prosecution of the patent in question, and seeks a declaration that the patent is invalid, unenforceable or not infringed. Microsoft has also filed a motion to be dismissed from the lawsuit. Discovery has not commenced in this lawsuit. We are not presently able to estimate the likelihood of an adverse result or the range of possible loss relating to either matter.

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

   On December 27, 1999, Expedia, Inc. filed a federal court action for trademark infringement in the Central District of California against Xpedior, Inc., a newly formed subsidiary of Metamor Worldwide. Xpedior filed its Answer to the complaint on January 14, 2000. The lawsuit alleges that Xpedior's use of the XPEDIOR trademark constitutes unfair competition, trademark infringement, and is likely to dilute the brand strength and awareness of the EXPEDIA trademark. In July 2000, the parties entered into a confidential settlement agreement.

   In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters will not have a material impact to our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted for a vote of Expedia's stockholders during fiscal 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock has been traded on the Nasdaq National Market under the symbol EXPE since November 10, 1999. The following table sets forth the high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated:

   Year ended June 30, 2000                                        High   Low
   ------------------------                                       ------ ------
   Quarter ended December 31, 1999 (from November 10, 1999)...... $56.00 $14.00
   Quarter ended March 31, 2000..................................  38.38  19.00
   Quarter ended June 30, 2000...................................  21.75  14.00

   As of June 30, 2000, there were approximately 315 holders of record of our common stock and 44,489,000 shares of our common stock outstanding including 33,000,000 owned by Microsoft. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

   We have never declared or paid any cash dividends on our capital stock or other securities. We currently generate losses and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   We acquired Travelscape.com, Inc. on March 17, 2000 by issuing common stock and options and warrants to purchase our common stock totaling approximately
3.0 million shares, in exchange for all of the outstanding equity of Travelscape. The total value of the shares, stock options and warrants exchanged between Expedia and Travelscape was approximately $96 million.

   We also acquired VacationSpot.com, Inc. on March 17, 2000 by issuing common stock and options to purchase our common stock totaling approximately 2.6 million shares, in exchange for all of the outstanding equity of VacationSpot. The total value of the shares and stock options exchanged between Expedia and VacationSpot was approximately $82 million.

   On August 25, 2000, we issued 3,071,293 shares of our common stock and warrants to purchase an additional 602,259 shares of our common stock to TCV IV, L.P. and TCV IV Strategic Partners, L.P. in exchange for approximately $50 million in cash. On that same date, we issued 602,258 shares of our common stock and warrants to purchase an additional 120,452 shares of our common stock to Microsoft in exchange for approximately $10 million in cash.

Use of Proceeds from Sales of Registered Securities

   In fiscal 2000, there were two registered offerings of our common stock:

   The first, our initial public offering, occurred on November 10, 1999. We sold 5,890,000 shares of our common stock at $14.00 per share to an underwriting syndicate managed by Goldman, Sachs & Co. and Morgan Stanley Dean Witter. As of June 30, 2000, we had used the net proceeds of $76.6 million from our initial public offering as follows (in millions):

       Additions to property and equipment............................... $ 5.2
       Funding of net cash used by operations............................  34.7

   At June 30, 2000, we held the residual net proceeds from the initial public offering as cash and cash equivalents.

   The second registered offering of our common stock involved the former shareholders of Travelscape and VacationSpot selling some or all of the common stock that they received in exchange for their Travelscape or VacationSpot shares. We registered 900,000 shares of common stock and did not receive any proceeds from this public offering.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data should be read together with our financial statements and notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report. The statement of operations data for the years ended June 30, 1998, 1999 and 2000 and the balance sheet data as of June 30, 1999 and 2000 are derived from our audited financial statements which have been audited by Deloitte & Touche LLP, independent public accountants, and together with their report, are included elsewhere in this annual report.

   The statement of operations data for the years ended June 30, 1996 and 1997 and the balance sheet data as of June 30, 1996, 1997 and 1998 are derived from unaudited financial statements not included herein. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, which includes only normal recurring adjustments, necessary for a fair presentation of the information for these periods.

                                           Years ended June 30,
                               ------------------------------------------------
                                1996      1997      1998      1999      2000
                               -------  --------  --------  --------  ---------
                                  (in thousands, except per share data)
Statement of Operations Data:
Agency revenues..............  $   --   $  1,715  $  6,866  $ 24,677  $  59,534
Merchant revenues............                                            51,142
Advertising and other
 revenues....................              1,027     6,961    14,022     24,185
                               -------  --------  --------  --------  ---------
Revenues.....................              2,742    13,827    38,699    134,861
Cost of revenues.............              3,279     9,692    15,950     80,378
                               -------  --------  --------  --------  ---------
Gross profit (loss)..........               (537)    4,135    22,749     54,483
                               -------  --------  --------  --------  ---------
Operating expenses...........    7,800    28,384    33,613    42,351     96,599
Operating expenses--non
 cash........................                                            78,552
                               -------  --------  --------  --------  ---------
  Total operating expenses...    7,800    28,384    33,613    42,351    175,151
                               -------  --------  --------  --------  ---------
Loss from operations.........   (7,800)  (28,921)  (29,478)  (19,602)  (120,668)
Net interest income and
 other.......................                                             2,353
                               -------  --------  --------  --------  ---------
Net loss.....................  $(7,800) $(28,921) $(29,478) $(19,602) $(118,315)
                               =======  ========  ========  ========  =========
Pro forma basic and diluted
 net loss per share..........                               $  (0.59) $   (3.11)
                                                            ========  =========
Weighted average shares used
 to compute pro forma basic
 and diluted net loss per
 common share................                                 33,000     38,044
                                                            ========  =========
Balance Sheet Data:
Cash and cash equivalents....  $   --   $    --   $    --   $    --   $  60,670
Working capital..............                658     4,814     1,390     20,122
Total assets.................      601     1,645     8,333     5,756    273,050
Long-term liabilities, net of
 current portion.............                        5,820     3,851      4,557
Accumulated deficit..........   (8,763)  (37,684)  (67,162)  (86,764)
Retained deficit.............                                          (113,365)
Total stockholders' equity
 (owner's net
 equity/deficit).............      601      (721)      (92)   (1,675)   207,496

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information contained in this section has been derived from our financial statements and should be read together with our financial statements and related notes included elsewhere in this annual report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors.

Overview

   Prior to October 1, 1999, we conducted business as an operating unit of Microsoft. Our statements of operations and balance sheets were derived from the historic books and records of Microsoft and included cost allocations from Microsoft. We believe that the allocated amounts are reasonable and reflective of the Company's proportionate share of such expenses and are not materially different from those that would have been incurred on a stand alone basis. On October 1, 1999, the effective date of the contribution agreement, Microsoft contributed assets in exchange for common stock of Expedia, Inc. From that date forward, our books and records have been maintained separately from Microsoft's.

   Our agency revenues are derived from airline ticket transactions and hotel and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. This revenue represents both commissions and fees related to the sale of airline tickets. Airline ticket commissions are determined by individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. We recognize transaction revenues on air transactions when the reservation is made and secured by a credit card. We recognize transaction revenues on hotel and car rental reservations either on receipt of commissions or on notification of entitlement by a third party.

   Our merchant revenue is derived from transactions where we are the merchant of record and determine the ticket price or room rate. Travelscape's agreements with hotels generates the majority of our total merchant revenues. Our financial results include Travelscape's operating results from the date of acquisition, March 17, 2000, forward. In September 1999, we introduced Hotel Price Matcher and, in December 1999, we introduced Flight Price Matcher, which also generate merchant revenue. For all merchant transactions the revenue and related cost of sales are recorded at gross amounts. If the reservation is non-cancelable, revenue is recorded when the reservation is made. Otherwise, revenue is deferred until the actual flight or stay occurs.

   Additionally, we derive revenues from the sales of advertisements on our websites. We recognize advertising revenues either on display of each individual advertisement or ratably over the advertising period, depending on the terms of the advertising contract. Fees from the licensing of software to our airline and corporate customers such as Continental Airlines, Northwest Airlines and American Express are another source of revenue. The fixed portion of these license fees is recognized ratably over the lives of the contracts. Transaction-based fees are recognized when the transactions occur.

   We launched our websites in Canada in fiscal 1997, in the United Kingdom in fiscal 1999 and in Germany in fiscal 2000. Rent-a-Holiday.com, based in Belgium, was acquired as part of the VacationSpot acquisition. As a result of increased activity from these websites and future websites in other markets we may enter, we expect international revenues to continue to increase.

   Cost of revenues consists of fees paid to our fulfillment vendors for the costs associated with issuing airline tickets and related customer services, reserves and related payments to the airlines for tickets purchased with fraudulent credit cards, fees paid to Worldspan for use of their computer reservation and information services system, allocated and direct costs for the operation of our data center and call center, and costs related to insertion of banner and other advertisements. For our merchant of record transactions, cost of revenues also includes the cost of the hotel room or airline ticket as charged by the provider along with the credit card merchant fees.

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

   In conjunction with the contribution agreement with Microsoft, we entered into a services agreement with Microsoft on October 1, 1999. Accordingly, we are no longer being allocated costs from Microsoft. Under the services agreement, Microsoft has continued to provide us with the types of services described above. In return, we pay Microsoft fees based on the total cost of many of the services. The services agreement is for an initial period ending December 31, 2000 with one-year renewals if the parties agree on fees. The agreement is cancelable by us upon 30 days written notice and by Microsoft upon 180 days written notice. We have begun developing our own resources in some of these areas. Certain services have been discontinued. For additional services that are no longer needed, adjustments to the services agreement fees must be mutually agreed upon.

   We have incurred and expect to continue to incur substantial losses and negative cash flows on both an annual and interim basis. Additionally, our revenues are impacted by the seasonality of the travel industry, particularly leisure travel. These factors could adversely affect our future financial condition and operating results.

   Our fiscal years end on June 30 of each year. References to a fiscal year, such as fiscal 2000, are to the twelve months ended June 30 of that year.

Results of Operations

   The following table sets forth our results of operations as a percentage of revenues.

                                                                 As a
                                                            Percentage of
                                                               Revenues
                                                            ------------------
                                                             Years ended
                                                               June 30,
                                                            ------------------
                                                            1998   1999   2000
                                                            ----   ----   ----
   Statement of Operations Data:
   Agency revenues.........................................   50 %  64 %   44 %
   Merchant revenues.......................................                38
   Advertising and other revenues..........................   50    36     18
                                                            ----   ---    ---
   Revenues................................................  100   100    100
   Cost of revenues........................................   70    41     60
                                                            ----   ---    ---
   Gross profit (loss).....................................   30    59     40
                                                            ----   ---    ---
   Operating expenses:
     Product development...................................  134    55     15
     Sales and marketing...................................   78    38     49
     General and administrative............................   31    16      8
     Amortization of goodwill and intangibles..............                13
     Recognition of stock-based compensation...............                45
                                                            ----   ---    ---
       Total operating expenses............................  243   109    130
                                                            ----   ---    ---
   Loss from operations.................................... (213)  (50)   (90)
   Net interest income and other...........................                 2
                                                            ----   ---    ---
   Loss before provision for income taxes.................. (213)  (50)   (88)
   Provision for income taxes..............................
                                                            ----   ---    ---
   Net loss................................................ (213)% (50)%  (88)%
                                                            ====   ===    ===

Fiscal 1999 and 2000

 Revenues

                                                    Years ended June
                                                          30,
                                                    ----------------
                                                     1999     2000   Change in %
                                                    ------- -------- -----------
                                                    ($ in thousands)
   Agency revenues................................  $24,677 $ 59,534     141%
   Merchant revenues..............................            51,142     n/a
   Advertising and other revenues.................   14,022   24,185      72%
                                                    ------- --------     ---
   Revenues.......................................  $38,699 $134,861     248%
                                                    ======= ========     ===

   Agency revenues experienced strong increases due to large increases in the volume of transactions on our websites. We began domestic and international television advertising campaigns in January 2000 and ran a number of promotions that were successful in enhancing brand awareness and increasing revenue. With the acquisition of Travelscape in March 2000, a significant portion of our revenues now come from transactions where we are the merchant of record. In the quarter ended June 30, 2000, the first full quarter where Travelscape's results were consolidated, merchant revenue represented over 60% of revenues. Increases in advertising and other revenue comprised the remainder of the increase in revenues. The percentage growth in this area is lower than agency revenues because a significant portion of the license revenue is fixed in nature.

 Cost of Revenues and Gross Profit

                                                     Years ended
                                                      June 30,
                                                   ----------------
                                                    1999     2000    Change in %
                                                   -------  -------  -----------
                                                        ($ in
                                                     thousands)
   Cost of revenues..............................  $15,950  $80,378      404%
   % of revenues.................................       41%      60%
   Gross profit..................................  $22,749  $54,483      139%
   % of revenues.................................       59%      40%

   The increase in cost of revenues and corresponding decrease in the gross profit percentage during the year ended June 30, 2000 was due primarily to the merchant revenue that came with the Travelscape acquisition. Because we act as the merchant of record in these transactions, the revenue and related cost of sales are presented at gross amounts, resulting in a lower gross profit percentage and higher absolute gross profit per transaction compared to agency transactions. Gross profit in fiscal 2000 also reflects a one-time charge of $4.1 million related to fraudulent credit card transactions along with an increase in our normal reserve levels for this expense. We are actively working to reduce our exposure to this risk, which was a result of the usage of fraudulent credit cards on our websites. The security and integrity of customer credit cards in our database was not compromised. Helping to partially offset the declines in the gross profit percentage mentioned above are increased transaction volumes, which have created economies of scale, and the growth in advertising revenue, which has a high profit margin.

 Product Development

                                                     Years ended
                                                      June 30,
                                                   ----------------
                                                    1999     2000    Change in %
                                                   -------  -------  -----------
                                                        ($ in
                                                     thousands)
   Product development............................ $21,180  $20,391       (4)%
   % of revenues..................................      55%      15%

   The decrease in development expenses is primarily due to charges from Microsoft under the services agreement starting on October 1, 1999 being somewhat lower than the amounts previously allocated from Microsoft prior to that date for development services. The lower costs combined with significantly larger revenues result in the decrease in product development costs as a percentage of revenues.

 Sales and Marketing

                                                     Years ended
                                                      June 30,
                                                   ----------------
                                                    1999     2000    Change in %
                                                   -------  -------  -----------
                                                        ($ in
                                                     thousands)
   Sales and marketing............................ $14,888  $65,701      341%
   % of revenues..................................      38%      49%

   The increases in expenses are primarily attributable to increased promotional activities intended to bring additional customers to our websites. In addition to radio and paper media advertising, during January through June 2000 we began running television ads both domestically and internationally. We expect to continue to engage in a wide variety of promotional activities, adjusting our mix of activities in line with performance.

 General and Administrative

                                                     Years ended
                                                       June 30,
                                                    ---------------
                                                     1999    2000    Change in %
                                                    ------  -------  -----------
                                                        ($ in
                                                      thousands)
   General and administrative...................... $6,283  $10,507       67%
   % of revenues...................................     16%       8%

   Administrative costs increased in absolute terms but decreased as a percentage of revenues. The services agreement took effect October 1, 1999 and replaced the allocation of internal costs that had previously been assessed by Microsoft. Subsequent to October 1, 1999, the majority of permanent Microsoft employees who were members of the Expedia business unit became employees of Expedia. We have also hired employees to perform certain functions that were not necessary prior to our being an independent public company.

 Amortization of Goodwill and Intangibles

                                                      Years ended
                                                        June 30,
                                                      -------------
                                                      1999   2000    Change in %
                                                      ----  -------  -----------
                                                         ($ in
                                                       thousands)
   Amortization of goodwill and intangibles.......... $     $17,864      n/a
   % of revenues.....................................    %       13%

   Amortization of goodwill and intangibles relates to our acquisitions of Travelscape and VacationSpot. Amortization was recorded from March 18, 2000 to June 30, 2000. Refer to Note 5 of our consolidated financial statements for additional information.

 Recognition of Stock-Based Compensation

                                                      Years ended
                                                        June 30,
                                                      -------------
                                                      1999   2000    Change in %
                                                      ----  -------  -----------
                                                         ($ in
                                                       thousands)
   Recognition of stock-based compensation........... $     $60,688      n/a
   % of revenues.....................................    %       45%

   On the completion of the initial public offering, all the unvested options to purchase Microsoft common stock held by Expedia employees were converted to Expedia options. These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The starting date for amortization coincides with the initial public offering date of November 10, 1999.

   Fiscal 1998 and 1999

   Revenues. Our revenues increased 180% from $13.8 million in fiscal 1998 to $38.7 million in fiscal 1999. Approximately $16.7 million of the increase in revenues from fiscal 1998 to fiscal 1999 was due to increases in commissions and related revenues. These increases were primarily attributable to increases in the number of airline-related transactions. Increases in advertising revenues accounted for approximately $4.8 million of the increase in revenues from fiscal 1998 to fiscal 1999.

   Cost of Revenues. Cost of revenues increased 65% from $9.7 million in fiscal 1998 to $16.0 million in fiscal 1999. As a percentage of revenues, our cost of revenues decreased from 70% in fiscal 1998 to 41% in fiscal 1999. This decrease is due to efficiencies associated with increased transaction volume, the allocation of fixed costs, such as operation of our data center, over a larger revenue base and growth in higher margin advertising revenues.

   Product Development. Product development costs increased 14% from $18.5 million in fiscal 1998 to $21.2 million in fiscal 1999. The increase in product development costs from fiscal 1998 to fiscal 1999 resulted primarily from an increase in product development allocations from Microsoft of $2.5 million. Product development costs as a percentage of revenues decreased from 134% in fiscal 1998 to 55% in fiscal 1999, primarily due to increases in our revenue base in the applicable periods.

   Sales and Marketing. Sales and marketing costs increased 38% from $10.8 million in fiscal 1998 to $14.9 million in fiscal 1999. The increase from fiscal 1998 to fiscal 1999 was attributable to a $4.8 million increase in the cost of direct promotional activities intended to drive traffic to our Expedia.com website, and to establish, enhance and maintain the Expedia brand, partially offset by a decrease in marketing and advertising allocations from Microsoft of $0.6 million. Sales and marketing costs as a percentage of revenues decreased from 78% in fiscal 1998 to 38% in fiscal 1999, primarily due to increases in our revenue base in the applicable periods.

   General and Administrative. General and administrative costs increased 47% from $4.3 million in fiscal 1998 to $6.3 million in fiscal 1999. This increase is primarily related to increases in general and administrative cost allocations from Microsoft as we expanded our operations. As a percentage of revenues, general and administrative costs decreased from 31% in fiscal 1998 to 16% in fiscal 1999 as a result of increases in our revenue base.

 Quarterly Unaudited Results of Operations

   The following table sets forth our unaudited quarterly results of operations, in dollars and as a percentage of revenues, for the periods presented. The unaudited quarterly results includes the results of operations of Travelscape.com, Inc. and VacationSpot.com, Inc. from March 18, 2000 and onwards.

   We have prepared this unaudited information on the same basis as the audited financial statements. This information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period and you should not rely on them as such.

                         Sep. 30,   Dec. 31,   Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,   Mar. 31,   Jun. 30,
                           1998       1998       1999       1999       1999       1999       2000       2000
                         --------   --------   --------   --------   --------   --------   --------   --------
                                                     (in thousands)
Agency revenues......... $ 3,864    $ 4,865    $ 7,132    $ 8,816    $ 9,646    $ 11,927   $ 17,047   $ 20,917
Merchant revenues.......                                                 199         480      8,142     42,318
Advertising and other
 revenues...............   2,193      2,986      4,087      4,756      5,423       5,414      6,678      6,670
                         -------    -------    -------    -------    -------    --------   --------   --------
Revenues................   6,057      7,851     11,219     13,572     15,268      17,821     31,867     69,905
Cost of revenues........   3,177      4,132      3,983      4,658      5,364       7,314     20,218     47,482
                         -------    -------    -------    -------    -------    --------   --------   --------
Gross profit............   2,880      3,719      7,236      8,914      9,904      10,507     11,649     22,423
                         -------    -------    -------    -------    -------    --------   --------   --------
Operating expenses:
 Product development....   4,977      5,083      5,254      5,866      5,393       4,452      4,765      5,781
 Sales and marketing....   2,060      2,516      3,119      7,193      6,732      10,584     21,356     27,029
 General and
  administrative........   1,050      1,568      1,571      2,094      2,729       1,946      2,217      3,615
 Amortization of
  goodwill and
  intangibles...........                                                                      2,332     15,532
 Recognition of stock-
  based compensation....                                                          17,252     29,659     13,777
                         -------    -------    -------    -------    -------    --------   --------   --------
   Total operating
    expenses............   8,087      9,167      9,944     15,153     14,854      34,234     60,329     65,734
                         -------    -------    -------    -------    -------    --------   --------   --------
Loss from operations....  (5,207)    (5,448)    (2,708)    (6,239)    (4,950)    (23,727)   (48,680)   (43,311)
Net interest income and
 other..................                                                             543        914        895
                         -------    -------    -------    -------    -------    --------   --------   --------
Loss before provision
 for income taxes.......  (5,207)    (5,448)    (2,708)    (6,239)    (4,950)    (23,184)   (47,766)   (42,416)
Provision for income
 taxes..................
                         -------    -------    -------    -------    -------    --------   --------   --------
Net loss................ $(5,207)   $(5,448)   $(2,708)   $(6,239)   $(4,950)   $(23,184)  $(47,766)  $(42,416)
                         =======    =======    =======    =======    =======    ========   ========   ========

                                               As a Percentage of Revenues
                         -------------------------------------------------------------------------------------
                         Sep. 30,   Dec. 31,   Mar. 31,   Jun. 30,   Sep. 30,   Dec. 31,   Mar. 31,   Jun. 30,
                           1998       1998       1999       1999       1999       1999       2000       2000
                         --------   --------   --------   --------   --------   --------   --------   --------
Agency revenues.........      64 %       62 %       64 %       65 %       63 %        67 %       53 %       30 %
Merchant revenues.......                                                   1           3         26         60
Advertising and other
 revenues...............      36         38         36         35         36          30         21         10
                         -------    -------    -------    -------    -------    --------   --------   --------
Revenues................     100        100        100        100        100         100        100        100
Cost of revenues........      52         53         36         34         35          41         63         68
                         -------    -------    -------    -------    -------    --------   --------   --------
Gross profit............      48         47         64         66         65          59         37         32
                         -------    -------    -------    -------    -------    --------   --------   --------
Operating expenses:
 Product development....      83         65         47         43         35          25         15          8
 Sales and marketing....      34         32         28         54         44          59         67         39
 General and
  administrative........      17         20         14         15         18          11          7          5
 Amortization of
  goodwill and
  intangibles...........                                                                          7         22
 Recognition of stock-
  based compensation....                                                              97         93         20
                         -------    -------    -------    -------    -------    --------   --------   --------
   Total operating
    expenses............     134        117         89        112         97         192        189         94
                         -------    -------    -------    -------    -------    --------   --------   --------
Loss from operations....     (86)       (70)       (25)       (46)       (32)       (133)      (152)       (62)
Net interest income and
 other..................                                                               3          3          1
                         -------    -------    -------    -------    -------    --------   --------   --------
Loss before provision
 for income taxes.......     (86)       (70)       (25)       (46)       (32)       (130)      (149)       (61)
Provision for income
 taxes..................
                         -------    -------    -------    -------    -------    --------   --------   --------
Net loss................     (86)%      (70)%      (25)%      (46)%      (32)%      (130)%     (149)%      (61)%
                         =======    =======    =======    =======    =======    ========   ========   ========

Liquidity and Capital Resources

   Prior to October 1, 1999, as a division of Microsoft, we financed our activities through Microsoft. In November 1999, we raised $76.6 million from our initial public offering. In August 2000, we completed a private placement of warrants and common stock consisting of $50 million from Technology Crossover Ventures and $10 million from Microsoft. Proceeds from these sales of stock have been and will continue to be used to fund operations.

   Net cash used in operations of $29.5 million in fiscal 1998 and $17.4 million in fiscal 1999 resulted primarily from net losses of $29.5 million and $19.6 million, respectively. During the year ended June 30, 2000, net cash used by operating activities was $30.9 million. Historically, operating and allocated expenses were recorded as a contribution from owner. As an independent entity, management of working capital is now our responsibility. As a result of this and of our acquisition of Travelscape, the levels of accounts receivable, accounts payable, and accrued expenses are higher than those in the historical financial statements. So, in addition to the cash portion of our net losses, changes in operating assets and liabilities affect our operating cash.

   During the year ended June 30, 2000, a large increase in accounts payable and accrued expenses contributed towards a reduction in the amount of cash used by operating activities. In our growing merchant hotel business, there is a difference in the timing of the receipt of cash from our customers as compared to payments to hotels for our customers' transactions. As a result, we anticipate significant fluctuations in cash requirements and balances.

   Net cash used in investing activities of $631,000 in fiscal 1998 and $650,000 in fiscal 1999 consisted primarily of capital expenditures for personal computers and servers that support our online travel operations.

   Total capital expenditures during the year ended June 30, 2000 were $5.2 million. Of this amount, $2.5 million relates to leasehold improvements and related costs for renovation of office space in Bellevue, Washington. The remaining capital expenditures reflect normal expenditure levels consistent with our growth as a company. We anticipate other significant capital expenditures during the next twelve months for computers and other system-related costs associated with our expected growth. We also plan to expand our facilities both in Bellevue, Las Vegas and outside of the United States to accommodate our growing needs.

   As part of the acquisitions of Travelscape and VacationSpot, we acquired $18.8 million of cash held by these two entities, net of transaction costs. We used $7.0 million of this cash to retire notes which were also assumed from the Travelscape acquisition.

   During the year ended June 30, 2000, we advanced $3.9 million to our fulfillment vendor. This represents a restricted deposit, as the funds will not be available until the expiration of the underlying services agreement in 2004. Stock option exercises were a source of $1.6 million of cash. We anticipate additional stock option exercises going forward.

   As of June 30, 2000, we had $60.7 million in cash and cash equivalents. On August 25, 2000, we received $60.0 million from a private placement of common stock in exchange for 3,613,551 shares of common stock and 722,711 warrants to purchase shares of common stock. We received $10.0 million of the private placement proceeds from Microsoft which represents 602,258 shares of common stock and 120,452 warrants to purchase shares of common stock. The warrants have an exercise price of $16.60 per share and expire on August 25, 2005.

   We have not held derivative financial instruments at any time. The majority of the debt we have has fixed interest rates. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may however experience such adverse changes if we incur variable-rate debt or hold derivative financial instruments in the future. Our international operations expose us to some foreign currency risk. We do not expect any of these risks to have a material effect on our financial results.

Recent Accounting Pronouncements

   The American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as interpreted by the Emerging Issues Task Force
(EITF), must be applied to Web site development costs beginning July 1, 2000. We are currently evaluating the impact of applying SOP 98-1 to Web site related development costs, including upgrades and enhancements.

   The EITF reached consensus on Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which establishes indicators to determine the statement of operations' presentation of revenue. We are currently evaluating the impact of this consensus, which must be applied by the end of fiscal year 2001. Upon the adoption, if necessary, prior periods will be restated to apply the impact of this consensus.

   The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, which is effective for the Company beginning after July 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Since we do not currently hold any derivative instruments, SFAS No. 133 is not expected to have any impact on the consolidated financial statements.

   In December 1999, the United States Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements", which must be applied in our fourth fiscal quarter of 2001. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not expect that the adoption of SAB 101 will have a material effect on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The index to our consolidated financial statements appears in Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   a) Executive Officers

   Name                  Age                            Title
   ----                  ---                            -----
Richard N. Barton.......  33 President, Chief Executive Officer and Director
Byron D. Bishop.........  36 Senior Vice President, Transportation and Core Technologies
Erik C. Blachford.......  33 Senior Vice President, Marketing
Simon J. Breakwell......  35 Senior Vice President and Managing Director, Expedia Europe
Mark S. Britton.........  33 Senior Vice President, General Counsel and Secretary
Kathleen K. Dellplain...  41 Senior Vice President, Human Resources
Seth E. Eisner..........  41 Senior Vice President, Operations and Supplier Services
Gregory E. Slyngstad....  44 Senior Vice President, Destinations and Lodging
Gregory S. Stanger......  36 Senior Vice President and Chief Financial Officer

   Richard N. Barton founded Expedia in 1994. He has served as a Director of Expedia since September 1999. Prior to this, he worked for Microsoft from 1991 to 1994 in various product management roles involving Windows and MS-DOS(R). Prior to joining Microsoft in 1991, he worked as a strategy consultant for Alliance Consulting Group. Mr. Barton received a B.S. in industrial engineering from Stanford University.

   Byron D. Bishop joined Expedia in 1994 as a founding member, with the principal focus of building and managing Expedia's product development team. Mr. Bishop has been a Microsoft employee since 1986. During this time, he created and managed three other development groups within Microsoft, including the "Windows for Pen Computing" operating system and Microsoft's first handheld operating system. Mr. Bishop received a B.S. in computer science and mathematics from the University of Washington.

   Erik C. Blachford joined Expedia in 1995. Previously, he served as General Manager at Kroll Travel Watch, a travel information services division of Kroll Associates Inc. from 1994 to 1995. Prior to this, he held various marketing and new product development positions at Butterfield & Robinson Travel Inc. from 1989 to 1992. Mr. Blachford received a B.A. from Princeton University and an M.B.A. from Columbia Business School.

   Simon J. Breakwell joined Expedia in 1997. Previously, Mr. Breakwell held various sales positions at British Airways from 1987 to 1993 and various senior sales management positions from 1993 to 1997. During this period, Mr. Breakwell managed sales strategy, distribution, sales technology and commercial agreements with British Airways corporate customers in the United Kingdom. Mr. Breakwell received an Honors Politics Degree from Portsmouth Polytechnic and an M.B.A. from Lancaster University.

   Mark S. Britton joined Expedia in 1999. Prior to this, he was an attorney with the Seattle office of Preston Gates & Ellis LLP from 1997 to 1999, being elected to this firm's partnership in 1999. Mr. Britton served as Senior Counsel to the Division of Corporation Finance of the SEC from 1994 to 1997. Mr. Britton practiced corporate and securities law in Washington, D.C. from 1992 to 1994. Mr. Britton received a juris doctorate degree from the National Law Center, George Washington University, and a B.B.A. from Gonzaga University.

   Kathleen K. Dellplain joined Expedia in 1999. Previously, Ms. Dellplain served as Vice President, Human Resources, for IDX Systems Corporation, a healthcare information technology company, from 1997 to 1999. Prior to this, Ms. Dellplain was the Senior Director, Human Resources, for PHAMIS, Inc., from 1990 until its merger with IDX Systems Corporation in 1997. She has over 15 years experience in various human resources management positions in health care information systems, health care and manufacturing industries. Ms. Dellplain received a B.B.A. from the University of Hawaii, Honolulu and an M.B.A. from the University of Washington.

   Seth E. Eisner joined Expedia in 1998. Before joining Expedia, Mr. Eisner spent two and a half years within Microsoft's Information Technology Group, serving as Director of Development, and later as Corporate

Data Manager. Mr. Eisner also managed all technical and business operations for Sidewalk, Microsoft's Local City Guide from 1997 to 1998. Mr. Eisner joined Microsoft in 1994. Mr. Eisner's work history includes 18 years of experience with IT systems and, in particular, construction and deployment of high performance, real-time transactional systems. Mr. Eisner received a B.S. in mathematics from Washington University, St Louis.

   Gregory E. Slyngstad re-joined Expedia in March 2000, having been General Manager of Expedia's founding team when it was a wholly-owned subsidiary of Microsoft Corporation. During his 14 years with Microsoft, he also held numerous management positions involving Microsoft Word, and served in Japan as Microsoft's Director of Far East Product Strategy. After leaving Microsoft, Mr. Slyngstad co-founded VacationSpot.com in October 1997 and served as that company's Chief Operating Officer until it was acquired by Expedia in March 2000.

   Gregory S. Stanger joined Expedia in 1999. Prior to joining Expedia, he served as Senior Director, Corporate Development at Microsoft from 1998 to 1999. Prior to this, he held various positions in Microsoft's Corporate Development department from 1993 to 1998, and elsewhere within Microsoft's Finance Organization from 1991 to 1993. Prior to joining Microsoft, Mr. Stanger worked as an investment banker with PaineWebber from 1987 to 1989. Mr. Stanger received a B.A. from Williams College and an M.B.A. from the University of California at Berkeley.

   b) Directors

   We have elected to disclose the information required by this Item in the section entitled "Election of Directors" in our fiscal 2000 Proxy Statement. See "Documents Incorporated by Reference" at the beginning of this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

   We have elected to disclose the information required by this Item in our fiscal 2000 Proxy Statement. See "Documents Incorporated by Reference" at the beginning of this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   We have elected to disclose the information required by this Item in our fiscal 2000 Proxy Statement. See "Documents Incorporated by Reference" at the beginning of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   We have elected to disclose the information required by this Item in our fiscal 2000 Proxy Statement. See "Documents Incorporated by Reference" at the beginning of this Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   a) (1) FINANCIAL STATEMENTS

   The following Consolidated Financial Statements and Independent Auditors' Report are incorporated by reference to pages F-1 through F-20 of this Form 10-
K:

   The consolidated balance sheets for the years ended June 30, 2000 and 1999, and the consolidated statements of operations, statements of changes in stockholders' equity and cash flows for each of the three years ended June 30, 2000, together with the notes thereto.

   a) (2) SCHEDULES

     None

   a) (3) EXHIBITS

  3.1   Articles of Incorporation of the Registrant+

  3.2   Articles of Amendment to Articles of Incorporation dated September 22,
        1999+

  3.2.1 Articles of Amendment to Articles of Incorporation dated October 25,
        1999++

  3.3   Bylaws of the Registrant+

  4.1   Form of the Registrant's Common Stock Certificate+

 10.1 Contribution Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999+

 10.2 Services Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999+

 10.3 License Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999+

 10.4   Map Server License Agreement between Expedia, Inc. and Microsoft
        Corporation, effective October 1, 1999+

 10.5   Carriage and Cross Promotion Agreement between Expedia, Inc. and
        Microsoft Corporation, effective October 1, 1999+

 10.6   Tax Allocation Agreement between Expedia, Inc. and Microsoft
        Corporation, effective October 1, 1999+

 10.7 Shareholder Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999+

 10.8   CRS Marketing, Services and Development Agreement between Microsoft
        Corporation and Worldspan, L.P., dated December 15, 1995 and last amended on April 1, 1999+***

 10.9   Service Agreement between Microsoft Corporation and World Travel
        Partners, L.P., dated October 9, 1996 and amended on April 1, 1999+***

 10.10  1999 Stock Option Plan+

 10.11  1999 Employee Stock Purchase Plan+

 10.12  1999 Directors' Stock Option Plan+

 10.13  Employment Agreement between Expedia, Inc. and Richard N. Barton+

 10.14  Agreement and Plan of Reorganization by and among Expedia, Inc., Travel
        Enterprises, Inc., Travelscape, and certain principal stockholders of Travelscape, dated January 31, 2000 and as amended on March 13, 2000 and March 15, 2000++++

 10.15  Agreement and Plan of Reorganization by and among Expedia, Inc.,
        VacationSub, Inc., VacationSpot, and the principal stockholders of VacationSpot, dated January 30, 2000++++

 10.16  Common Stock Purchase Agreement between Expedia, Inc., TCV IV, L.P. and
        TCV IV Strategic Partners, L.P., dated June 25, 2000**

 10.17  Common Stock Purchase Agreement between Expedia, Inc. and Microsoft
        Corporation, dated June 25, 2000**

 21.1   List of Subsidiaries

 23.1   Consent of Deloitte & Touche LLP, Independent Auditors

 27.1   Financial Data Schedule

--------
+     Previously filed as an exhibit to Expedia's Form S-1 filed September 23,
      1999

++    Previously filed as an exhibit to Expedia's Form S-1/A filed October 26,
      1999

++++  Previously filed as an exhibit to Expedia's Form 8-K filed April 3, 2000

**    Previously filed as an exhibit to Expedia's Form 8-K filed September 15,
      2000

*** Confidential treatment granted for portions of this agreement pursuant to Rule 406 of the Securities Act

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the city of Bellevue, State of Washington, on September 28, 2000.

                                          EXPEDIA, INC.

                                                 /s/ Richard N. Barton
                                          By: _________________________________
                                                     Richard N. Barton
                                                       President and
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 28, 2000.

                 Signature                                     Title
                 ---------                                     -----

         /s/ Richard N. Barton              President, Chief Executive Officer and
___________________________________________  Director
             Richard N. Barton

        /s/ Gregory S. Stanger              Senior Vice President and Chief Financial
___________________________________________  Officer (principal financial and
            Gregory S. Stanger               accounting officer)

         /s/ Gregory B. Maffei              Chairman of the Board of Directors
___________________________________________
             Gregory B. Maffei

            /s/ Brad Chase                  Director
___________________________________________
                Brad Chase

         /s/ Gerald Grinstein               Director
___________________________________________
             Gerald Grinstein

            /s/ Jay C. Hoag                 Director
___________________________________________
                Jay C. Hoag

      /s/ Laurie McDonald Jonsson           Director
___________________________________________
          Laurie McDonald Jonsson

         /s/ Richard D. Nanula              Director
___________________________________________
             Richard D. Nanula

                         EXPEDIA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
   Independent Auditors' Report............................................ F-2
   Consolidated Statements of Operations and Comprehensive Loss............ F-3
   Consolidated Balance Sheets............................................. F-4
   Consolidated Statements of Changes in Stockholders' Equity.............. F-5
   Consolidated Statements of Cash Flows................................... F-6
   Notes to Consolidated Financial Statements.............................. F-7

                          INDEPENDENT AUDITORS' REPORT

Expedia, Inc.
Bellevue, Washington

   We have audited the accompanying consolidated balance sheets of Expedia, Inc. and subsidiaries (the Company) as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for each of the three years ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

   Prior to October 1, 1999, the accompanying financial statements were prepared from the records maintained by Microsoft Corporation and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated entity. For this period, portions of certain expenses represent allocations made from, and are applicable to, Microsoft Corporation as a whole.

/s/ Deloitte & Touche LLP

Seattle, Washington
July 28, 2000

                         EXPEDIA, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)

                                                    Years ended June 30,
                                                 -----------------------------
                                                   1998      1999      2000
                                                 --------  --------  ---------
Agency revenues................................. $  6,866  $ 24,677  $  59,534
Merchant revenues...............................                        51,142
Advertising and other revenues..................    6,961    14,022     24,185
                                                 --------  --------  ---------
Revenues........................................   13,827    38,699    134,861
Cost of revenues................................    9,692    15,950     80,378
                                                 --------  --------  ---------
Gross profit....................................    4,135    22,749     54,483
                                                 --------  --------  ---------
Operating expenses:
  Product development...........................   18,506    21,180     20,391
  Sales and marketing...........................   10,823    14,888     65,701
  General and administrative....................    4,284     6,283     10,507
  Amortization of goodwill and intangibles......                        17,863
  Recognition of stock-based compensation.......                        60,689
                                                 --------  --------  ---------
Total operating expenses........................   33,613    42,351    175,151
                                                 --------  --------  ---------
Loss from operations............................  (29,478)  (19,602)  (120,668)
Net interest income and other...................                         2,353
                                                 --------  --------  ---------
Loss before provision for income taxes..........  (29,478)  (19,602)  (118,315)
Provision for income taxes......................
                                                 --------  --------  ---------
Net loss........................................ $(29,478) $(19,602) $(118,315)
                                                 ========  ========  =========


Net loss........................................ $(29,478) $(19,602) $(118,315)
Other comprehensive loss:
  Currency translation adjustment...............                          (231)
                                                 --------  --------  ---------
Comprehensive loss.............................. $(29,478) $(19,602) $(118,546)
                                                 ========  ========  =========
Pro forma basic and diluted net loss per common
 share..........................................           $  (0.59) $   (3.11)
                                                           ========  =========
Weighted average shares used to compute pro
 forma basic and diluted net loss per common
 share..........................................             33,000     38,044
                                                           ========  =========


                            See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 June 30,
                                                            -------------------
                                                              1999      2000
                                                            --------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...............................  $         $  60,670
  Accounts receivable, net of allowance of $100...........     4,970     13,997
  Prepaid expenses and other current assets...............                6,452
                                                            --------  ---------
    Total current assets..................................     4,970     81,119

Property and equipment, net...............................       386      6,446
Investment and restricted deposits........................       400      7,064
Intangible assets, net....................................               88,739
Goodwill, net.............................................               89,682
                                                            --------  ---------
    Total assets..........................................  $  5,756  $ 273,050
                                                            ========  =========
LIABILITIES
Current liabilities:
  Accounts payable........................................  $  1,216  $  20,553
  Accrued expenses........................................               16,582
  Due to Microsoft........................................                2,392
  Current portion of notes payable........................                  300
  Current portion of unearned revenue.....................     2,364     21,170
                                                            --------  ---------
    Total current liabilities.............................     3,580     60,997

Notes payable, net of current portion.....................                1,607
Unearned revenue, net of current portion..................     3,851      2,950
                                                            --------  ---------
    Total liabilities.....................................     7,431     65,554
                                                            --------  ---------
Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY
Net contribution from Microsoft...........................    85,089
Common stock, $.01 par value, 120,000 shares authorized,
 44,489 issued and outstanding at June 30, 2000...........                  445
Preferred stock, $.01 par value, 10,000 shares authorized,
 none outstanding at June 30, 2000........................
Additional paid-in-capital................................              369,446
Unearned stock-based compensation.........................              (49,261)
Accumulated deficit.......................................   (86,764)
Retained deficit..........................................             (113,365)
Accumulated other comprehensive income:
  Cumulative currency translation adjustment..............                  231
                                                            --------  ---------
    Total stockholders' equity............................    (1,675)   207,496
                                                            --------  ---------
    Total liabilities and stockholders' equity............  $  5,756  $ 273,050
                                                            ========  =========

                            See accompanying notes.

                        EXPEDIA, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)

                           Net                   Common Stock  Additional   Unearned               Currency
                       Contribution  Accumulated -------------  Paid-in   Stock-based  Retained   Translation
                      from Microsoft   Deficit   Shares Amount  Capital   Compensation  Deficit   Adjustment   Total
                      -------------- ----------- ------ ------ ---------- ------------ ---------  ----------- --------
Balance, July 1,
 1997................    $ 36,963     $(37,684)                                                               $   (721)
  Net loss...........                  (29,478)                                                                (29,478)
  Net contribution
   from Microsoft....      30,107                                                                               30,107
                         --------     --------   ------  ----   --------   ---------   ---------     ----     --------
Balance, June 30,
 1998................      67,070      (67,162)                                                                    (92)
  Net loss...........                  (19,602)                                                                (19,602)
  Net contribution
   from Microsoft....      18,019                                                                               18,019
                         --------     --------   ------  ----   --------   ---------   ---------     ----     --------
Balance, June 30,
 1999................      85,089      (86,764)                                                                 (1,675)
  Net loss...........                   (4,950)                                        $(113,365)             (118,315)
  Net contribution
   from Microsoft....       6,252                                                                                6,252
  Conversion of
   Microsoft's net
   investment and
   additional
   contributed assets
   to common stock
   and paid-in
   capital...........     (91,341)      91,714   33,000  $330   $  3,376                                         4,079
  Proceeds from
   issuance of common
   stock, net........                             5,980    60     76,586                                        76,646
  Proceeds from
   exercise of stock
   options...........                               576     6      1,590                                         1,596
  Capitalization of
   unearned stock-
   based
   compensation......                                            111,630   $(111,630)
  Recognition of
   stock-based
   compensation......                                                         62,369                            62,369
  Forfeiture of
   stock-based
   compensation......                                             (1,680)                                       (1,680)
  Issuance of common
   stock, options and
   warrants for
   acquisition of
   Travelscape.......                             2,654    26     96,305                                        96,331
  Issuance of common
   stock and options
   for acquisition of
   VacationSpot......                             2,279    23     81,639                                        81,662
  Other comprehensive
   income:
    Cumulative
     currency
     translation
     adjustment......                                                                                $231          231
                         --------     --------   ------  ----   --------   ---------   ---------     ----     --------
Balance, June 30,
 2000................    $            $          44,489  $445   $369,446   $ (49,261)  $(113,365)    $231     $207,496
                         ========     ========   ======  ====   ========   =========   =========     ====     ========

                            See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Years ended June 30,
                                                    -----------------------------
                                                      1998      1999      2000
                                                    --------  --------  ---------
Operating activities:
  Net loss........................................  $(29,478) $(19,602) $(118,315)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation..................................       750       778      2,816
    Recognition of stock-based compensation.......                         60,688
    Amortization of goodwill and intangibles......                         17,864
  Cash provided (used) by changes in operating
   assets and liabilities, net of effects of
   purchases of Travelscape and VacationSpot:
    Accounts receivable (increase) decrease.......    (6,047)    2,089     (7,598)
    Due to Microsoft increase.....................                          1,992
    Prepaid expenses and other current assets
     (increase) decrease..........................      (360)      360     (4,572)
    Accounts payable and accrued expenses
     increase.....................................       445       754     20,604
    Unearned revenue increase (decrease)..........     5,214    (1,748)    (4,413)
                                                    --------  --------  ---------
    Net cash used by operating activities.........   (29,476)  (17,369)   (30,934)
                                                    --------  --------  ---------
Investing activities:
  Additions to property and equipment.............      (631)     (650)    (5,184)
  Cash acquired from acquisition of Travelscape,
   net of acquisition costs.......................                         11,137
  Cash acquired from acquisition of VacationSpot,
   net of acquisition costs.......................                          7,699
  Funding of long-term deposits...................                         (3,720)
                                                    --------  --------  ---------
    Net cash provided/(used) by investing
     activities...................................      (631)     (650)     9,932
                                                    --------  --------  ---------
Financing activities:
  Repayment of notes payable......................                         (7,132)
  Net proceeds from issuance of stock.............                         76,646
  Net proceeds from exercise of options...........                          1,596
  Net contribution from Microsoft.................    30,107    18,019     10,331
                                                    --------  --------  ---------
    Net cash provided by financing activities.....    30,107    18,019     81,441
                                                    --------  --------  ---------
Effect of foreign exchange rate changes on cash
 and cash equivalents.............................                            231
                                                    --------  --------  ---------
Net increase in cash and cash equivalents.........                         60,670
Cash and cash equivalents at beginning of period..
                                                    --------  --------  ---------
Cash and cash equivalents at end of period........  $         $         $  60,670
                                                    ========  ========  =========
Supplemental disclosures to cash flow statements:
  Cash paid for interest..........................  $         $         $     111
  Unearned stock-based compensation...............                        111,630
  Forfeiture of stock-based compensation..........                          1,680
  Acquisition of Travelscape......................                         95,566
  Acquisition of VacationSpot.....................                         81,662
  Equity investment received for advertising
   services.......................................       400

                            See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Description of Business

   In October 1996, Microsoft Corporation ("Microsoft") launched its online travel services product called Expedia. Since that launch, Expedia, Inc. (the "Company") has become a leading provider of branded online travel services for leisure and business travelers. The Company operates a website, located at Expedia(R).com, with localized versions in the United Kingdom, Germany and Canada. The Company offers one-stop travel, shopping, and reservation services, providing real-time access to schedule, price and availability information for airlines, hotels and car rental companies.

   The Company was incorporated in the state of Washington on August 23, 1999. The authorized share capital of the Company was 120,000,000 shares of common stock and 10,000,000 shares of preferred stock. On October 1, 1999, Microsoft separated the assets and contributed them in exchange for 33,000,000 shares of the Company's common stock or 100% of the outstanding common stock at that date. Concurrent with this, the Company entered into a number of agreements with Microsoft to facilitate the operation of the Company and its assets after the separation.

   In March 2000, the Company acquired both Travelscape.com, Inc. ("Travelscape"), a Delaware corporation based in Las Vegas, Nevada, and VacationSpot.com, Inc. ("VacationSpot"), a Delaware corporation based in Seattle, Washington. Travelscape is a leading branded Internet hotel wholesaler and packager with discounted rate contracts worldwide, and the operator of the Travelscape.com(TM) and LVRS.com websites. VacationSpot is a leading reservation network for vacation homes, rental condominiums, inns and bed & breakfasts around the world. The VacationSpot.com(R) and Rent-a-Holiday.com websites, acquired as part of the acquisition, offer unique properties in vacation destinations and countries worldwide.

   The Company derives revenues from transactions on its websites and sales of advertisements on its websites. Historically, the Company has licensed components of its technology and editorial content to selected airlines and American Express as a platform for their websites.

2. Summary of Significant Accounting Policies

 Basis of Presentation

   The consolidated financial statements present the results of operations, balance sheets, changes in stockholders' equity and cash flows applicable to the operations of the Company. Prior to October 1, 1999, the financial statements of the Company were derived from the historic books and records of Microsoft. During this period, the Company did not maintain certain corporate support functions. For purposes of preparing the accompanying financial statements, certain Microsoft corporate costs were allocated to the Company using the allocation methods described in Note 8.

 Business Combinations

   For business combinations that have been accounted for under the purchase method of accounting, the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                         EXPEDIA, INC. AND SUBSIDIARIES

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   The Company considers all highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents.

 Property and Equipment

   Property and equipment is stated at cost. Property and equipment, consisting mainly of leasehold improvements and furniture and equipment, is depreciated using the straight-line method over the estimated useful life of the assets ranging from 1 to 5 years. Buildings are depreciated using the straight-line method over 37 years.

 Investment and Restricted Deposits

   The Company has an agreement with a bank to extend letters of credit to certain hotel properties to secure payment for the potential purchase of blocks of hotel rooms. The letter of credit agreements require the Company to place 100% of a required hotel deposit in a certificate of deposit with the bank. If the Company were to default on the payment of a block of rooms, the hotel would exercise the letter of credit. As of June 30, 2000, the Company has placed $2,957,000 in certificates of deposit under this arrangement. These deposits are restricted and are included in investments and restricted deposits in the accompanying consolidated balance sheets.

   The Company has an agreement with its fulfillment partner which requires the Company to place on deposit with the fulfillment partner an amount to cover the lag time between when airline costs are incurred by the fulfillment partner and when the Company reimburses these costs. As of June 30, 2000, the Company has deposited $3,937,000 with the fulfillment partner. These deposits are restricted and are included in investments and restricted deposits in the accompanying consolidated balance sheets.

 Intangible Assets and Goodwill

   Intangible assets consist primarily of acquired developed technology, customer lists, trademarks, workforce, property manager relationships and goodwill, which are stated at cost. Intangible assets are amortized on a straight-line basis over the estimated useful life of the assets, ranging from two to four years. Goodwill is amortized on a straight-line basis over five years. Amortization of intangible assets totaled $12,361,000 and amortization of goodwill totaled $5,502,000 for the year ended June 30, 2000.

 Fair Value of Financial Instruments

   The carrying amounts for the Company's cash and cash equivalents, certificates of deposits, accounts receivable and accounts payable approximate fair value. The fair market value for notes payable approximate their market value.

 Certain Risks and Concentrations

   The Company is potentially subject to a concentration of credit risk from its accounts receivable. The Company maintained an allowance for potential credit losses of $100,000 at June 30, 1999 and 2000 and there were no additions or deductions to this allowance during fiscal 2000.

                         EXPEDIA, INC. AND SUBSIDIARIES

   During the fiscal year 2000, the Company recorded a one-time charge of $4,053,000 related to the use of fraudulent credit cards on its websites. This reserve was increased by an additional amount of $2,909,000 and $2,730,000 was paid out during the year resulting in a balance of $4,232,000 at June 30, 2000.

   The Company's business is subject to other risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on third-party technology, challenges to patents, new service introductions and other activities of competitors, dependence on key personnel, international expansion, and limited operating history.

 Revenue Recognition

   Agency revenues are derived from airline ticket transactions and hotel and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. This revenue represents both commissions and fees related to the sale of airline tickets. Airline ticket commissions are determined by individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. The Company recognizes transaction revenues on air transactions when the reservation is made and secured by a credit card. The Company recognizes transaction revenues on hotel and car rental reservations either on receipt of commissions or on notification of entitlement by a third party.

   Merchant revenue is derived from transactions where the Company is the credit card merchant of record and sets the ticket price or room rate. Travelscape generates a majority of the Company's total merchant revenues. For all merchant transactions, the revenue and related cost of sales are recorded at gross amounts. If the reservation is non-cancelable, revenue is recorded when the reservation is made. Otherwise, revenue is deferred until the actual flight or stay occurs.

   The Company recognizes advertising revenues either on display of each individual advertisement or ratably over the advertising period, depending on the terms of the advertising contract. The fixed portion of the fees from the licensing of software to airline and corporate customers is recognized ratably over the lives of the contracts. Transaction-based fees are recognized when the transaction occurs. Fees from the listing of lodging properties on the VacationSpot.com and Rent-A-Holiday.com websites are recognized ratably over the term of the listing.

   Software license revenue recognition policies are in compliance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions.

 Product Development

   Product development costs consist primarily of payroll and related expenses for website and software development and are expensed as incurred.

 Capitalized Software Costs

   Financial accounting standards require the capitalization of certain software product costs after technological feasibility of the software is established. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualify for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

                         EXPEDIA, INC. AND SUBSIDIARIES

 Advertising Costs

   The cost of advertising is expensed as incurred. For the years ended June 30, 1998, 1999 and 2000, the Company incurred advertising expense of $7,548,000, $11,870,000 and $38,060,000, respectively.

 Foreign Currency Translation

   The functional currency of the Company's foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into US dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders' equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations.

 Income Taxes

   The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

 Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option and is recognized and expensed over the vesting period on an accelerated basis. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

 Impairment of Long-Lived Assets

   The carrying values of intangibles assets, goodwill and other long-lived assets are reviewed on a regular basis to determine whether there has been any impairment of these assets and the appropriateness of their remaining useful lives. No impairment loss was recognized in each of the three years ended June 30, 2000.

 Net Loss Per Share

   In October 1999, the net contribution from Microsoft was converted into an aggregate of 33 million shares of $0.01 par value common stock.

   Pro forma net loss per share has been computed in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin (SAB) No. 98 to reflect the pro forma effect of the Company's capitalization. Under the provisions of SFAS No. 128 and SAB No. 98, basic pro forma net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding, using the pro forma effect of the conversion of the net contribution from owner as if the shares issued to capitalize the Company were outstanding over the entire period for which the pro forma net loss per

                         EXPEDIA, INC. AND SUBSIDIARIES
share has been computed. Common stock equivalent shares related to stock options, warrants and shares subject to repurchase are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per share are equivalent.

   Pro forma basic and diluted net loss per share is as follows (in thousands, except per share amount):

                                                           Years ended June
                                                                 30,
                                                          -------------------
                                                            1999      2000
                                                          --------  ---------
Net loss................................................. $(19,602) $(118,315)
                                                          ========  =========
Weighted average shares used to compute pro forma basic
 and diluted net loss per common share...................   33,000     38,044
                                                          ========  =========
Pro forma basic and diluted net loss per common share.... $  (0.59) $   (3.11)
                                                          ========  =========
Antidilutive securities not included in pro forma basic
 and diluted net loss per common shares:
  Contingently issuable common stock.....................               1,272
                                                          ========  =========
  Options to purchase common stock.......................               3,238
                                                          ========  =========
  Warrants to purchase common stock......................                  74
                                                          ========  =========

 Segment Information

   The Company has organized and managed its operations in a single operating segment providing travel-related services, advertising and licenses for related software products. Revenues from customers outside of the United States were less than 10% of revenues for all periods presented in the accompanying consolidated statements of operations.

 Recent Accounting Pronouncements

   The American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, as interpreted by the Emerging Issues Task Force
(EITF), must be applied to Web site development costs beginning July 1, 2000. The Company is currently evaluating the impact of applying SOP 98-1 to Web site related development costs, including upgrades and enhancements.

   The EITF reached consensus on Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which establishes indicators to determine the statement of operations' presentation of revenue. The Company is currently evaluating the impact of this consensus, which must be applied by the end of the fiscal year ending June 30, 2001. Upon the adoption, if necessary, prior periods will be restated to apply the impact of this consensus.

   The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998, which is effective for the Company beginning July 1, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. Since the Company does not currently hold any derivative instruments, SFAS No. 133 is not expected to have any impact on the consolidated financial statements.

                         EXPEDIA, INC. AND SUBSIDIARIES

   In December 1999, the United States Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which must be applied in the fourth fiscal quarter of 2001. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not expect that the adoption of SAB 101 will have a material impact on the consolidated financial statements.

3. Property and Equipment, Net

   A summary of property and equipment is as follows (in thousands):

                                                                  June 30,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
   Land....................................................... $        $   416
   Building...................................................            1,285
   Furniture and equipment....................................            2,105
   Computer equipment.........................................   3,045    3,611
   Leasehold improvements.....................................            1,153
                                                               -------  -------
                                                                 3,045    8,570
   Accumulated depreciation and amortization..................  (2,659)  (2,124)
                                                               -------  -------
   Property and equipment, net................................ $   386  $ 6,446
                                                               =======  =======

   In October 1999, Microsoft transferred certain property and equipment to the Company at the carrying value of the assets, therefore, no accumulated depreciation was transferred.

4. Intangible Assets and Goodwill, Net

   The costs of intangible assets consist of the following at June 30, 2000 (in thousands):

   Supplier relationships............................................. $ 26,200
   Trademarks and tradenames..........................................   20,300
   Distribution agreements............................................   24,900
   Other..............................................................   29,700
                                                                       --------
                                                                       $101,100
                                                                       ========

   A summary of intangible assets and goodwill as of June 30, 2000 is as follows (in thousands):

                                                  Intangible
                                                    Assets   Goodwill   Total
                                                  ---------- --------  --------
   Cost..........................................  $101,100  $95,184   $196,284
   Accumulated amortization......................   (12,361)  (5,502)   (17,863)
                                                   --------  -------   --------
   Intangibles and goodwill, net.................  $ 88,739  $89,682   $178,421
                                                   ========  =======   ========

5. Acquisitions

   The Company acquired Travelscape on March 17, 2000 by issuing approximately
3.0 million shares, stock options and warrants of the Company in exchange for all outstanding shares, stock options and warrants of Travelscape. The total value of the shares, stock options and warrants exchanged was approximately

                         EXPEDIA, INC. AND SUBSIDIARIES

$96 million. VacationSpot was also acquired on March 17, 2000 by issuing approximately 2.6 million shares and stock options of the Company in exchange for all of the outstanding shares and stock options of VacationSpot. The total value of the shares and stock options exchanged was approximately $82 million. Commencing March 18, 2000, the Company has included the results of operations of Travelscape and VacationSpot in its consolidated results of operations.

   The Company has accounted for these transactions under the purchase method of accounting in accordance with the APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The estimated fair values are preliminary in nature and may not be indicative of the final purchase price allocation, which will be based on an assessment of fair value to be performed by an independent appraiser. Certain intangible assets have been identified and capitalized as part of these transactions.

   The following table summarizes the purchase accounting for the acquisitions (in thousands):

                                              Travelscape VacationSpot  Total
                                              ----------- ------------ --------
   Current and long term assets..............  $ 22,111     $ 9,910    $ 32,021
   Intangibles and goodwill..................   121,718      74,566     196,284
   Liabilities assumed.......................   (45,880)     (1,197)    (47,077)
                                               --------     -------    --------
   Net assets acquired.......................    97,949      83,279     181,228
   Less: acquisition costs...................    (2,383)     (1,617)     (4,000)
                                               --------     -------    --------
   Purchase price............................  $ 95,566     $81,662    $177,228
                                               ========     =======    ========

   The following table presents the results of operations of the Company on a pro forma basis. These results are based on the individual historic results of the Company, Travelscape and VacationSpot and reflect adjustments to give effect to the acquisitions as if they had occurred at the beginning of the periods presented (in thousands):

                                                             Year ended June
                                                                   30,
                                                            -------------------
                                                              1999      2000
                                                            --------  ---------
                                                               (Unaudited)
   Revenues...............................................  $ 71,342  $ 208,289
                                                            --------  ---------
   Gross profit...........................................    27,873     67,667
                                                            --------  ---------
   Operating expenses (excluding stock compensation charge
    and amortization of goodwill and intangibles).........    64,400    129,867
                                                            --------  ---------
   Stock compensation charge and amortization of goodwill
    and intangibles.......................................    62,127    123,883
                                                            --------  ---------
   Net interest (expense) income and other................    (1,154)       628
                                                            --------  ---------
   Net loss...............................................  $(99,808) $(185,455)
                                                            ========  =========
   Basic and diluted net loss per common share............  $  (2.72) $   (4.56)
                                                            ========  =========
   Weighted average shares used to compute basic and
    diluted net loss per common share.....................    36,756     40,645
                                                            ========  =========

                         EXPEDIA, INC. AND SUBSIDIARIES

6. Notes Payable

   A summary of notes payable is as follows (in thousands, except monthly installment amounts):

                                                                    June 30,
                                                                   -----------
                                                                   1999  2000
                                                                   ---- ------
First mortgage note payable in monthly installments of $8,650, at an interest rate of prime plus 1.75% per annum (10.75% as of
 June 30, 2000), maturity date of June 30, 2017, secured by real
 property........................................................  $    $  785
First mortgage note payable in monthly installments of $4,741, at an interest rate of 6.85% per annum, maturity date of November
 11, 2017, secured by real property..............................          584
Second mortgage note payable in monthly installments of $321 at an interest rate of prime plus 1.75% per annum (10.75% as of
 June 30, 2000), maturity date of June 30, 2007, secured by real
 property........................................................           19
Notes payable in monthly installments of $6,544, at an interest rate of 9.90% per annum, maturity date of May 31, 2001, secured
 by various equipment............................................           69
Notes payable in monthly installments of $10,892, at an interest rate of 10.5% per annum, maturity date of October 31, 2003,
 secured by various equipment....................................          366
Notes payable in monthly installments of $7,429, at an interest rate of 11.45% per annum, maturity date of June 1, 2001, secured
 by various equipment............................................           84
                                                                   ---- ------
                                                                         1,907
Less: current portion............................................         (300)
                                                                   ---- ------
                                                                   $    $1,607
                                                                   ==== ======

   The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2000 are as follows (in thousands):

        2001................................................. $  300
        2002.................................................    152
        2003.................................................    168
        2004.................................................     96
        2005.................................................     59
        Thereafter...........................................  1,132
                                                              ------
                                                              $1,907
                                                              ======

7. Income Taxes

   Effective October 1, 1999, the Company entered into a tax allocation agreement with Microsoft. The Company may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999 to March 17, 2000 which are utilized on the Microsoft consolidated U.S. federal tax return. On March 18, 2000, Microsoft's investment in the Company fell below 80% ownership. As such, from March 18, 2000 onward, the Company must file a separate tax return.

   During the period from October 1, 1999 to June 30, 2000, the Company generated a net operating loss carry forward of $28 million for federal income tax purposes, expiring in 2020. Any losses not utilized by Microsoft will be carried forward by the Company and can be used on the Company's separate return to offset any future taxable income. As of June 30, 2000, the Company has received no such reimbursement from Microsoft. Any reimbursement from Microsoft, will be recorded as a capital contribution.

                         EXPEDIA, INC. AND SUBSIDIARIES

   Because of the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, the Company has applied a valuation allowance equivalent to the net operating loss carry forward. As a result, the Company has not recorded a benefit for federal and state income taxes or a related deferred tax assets. Management evaluates, on a quarterly basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

   The Company's deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                  June 30,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
      Unearned revenue........................................ $ 2,105  $ 1,742
      Other...................................................      35      213
                                                               -------  -------
      Gross deferred tax assets...............................   2,140    1,955
      Deferred tax asset valuation allowance..................  (2,140)  (1,955)
                                                               -------  -------
                                                               $        $
                                                               =======  =======

   The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                                                  June 30,
                                                                 -------------
                                                                 1999    2000
                                                                 -----   -----
      U.S. statutory rate.......................................  35.0 %  35.0 %
      Recognition of stock-based compensation...................         (15.6)
      Amortization of goodwill and intangibles..................          (5.2)
      Change in valuation allowance............................. (35.0)  (14.2)
                                                                 -----   -----
      Effective rate............................................       %       %
                                                                 =====   =====

8. Related Party Transactions

 Allocated Costs

   As discussed in Note 2, prior to October 1, 1999, the financial statements of the Company reflect certain allocated corporate support costs from Microsoft. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value, or the specific level of activity directly related to such costs.

   Management believes that the allocation methods used are reasonable and reflective of the Company's proportionate share of such expenses and are not materially different from those that would have been incurred on a stand alone basis.

   Costs prior to October 1, 1999 representing allocations from Microsoft (in thousands):

                                                          Years ended June 30,
                                                         ----------------------
                                                          1998    1999    2000
                                                         ------- ------- ------
      Net revenues...................................... $       $       $
      Cost of revenues..................................   2,912   2,147    924
      Product development...............................   4,250   6,727    557
      Sales and marketing...............................   1,622     998  1,497
      General and administrative........................   3,633   5,754  2,086
                                                         ------- ------- ------
                                                         $12,417 $15,626 $5,064
                                                         ======= ======= ======

                         EXPEDIA, INC. AND SUBSIDIARIES

   Costs and revenue representing charges from the services agreement and other agreements with Microsoft (in thousands):

                                                              Years ended June
                                                                    30,
                                                              ----------------
                                                              1998 1999  2000
                                                              ---- ---- ------
      Net revenues........................................... $    $    $ (131)
      Cost of revenues.......................................            2,209
      Product development....................................            1,820
      Sales and marketing....................................            1,630
      General and administrative.............................            1,680
                                                              ---- ---- ------
                                                              $    $    $7,208
                                                              ==== ==== ======

9. Employee Benefits

   Employees participate in stock-based compensation and savings plans that are administered through the Company and involve options to acquire the Company's stock. For the period prior to October 1, 1999, employees participated in the Microsoft stock-based compensation and savings plans and involve options to acquire Microsoft stock. Accordingly, options and expense information presented herein represents only the Company's plans.

 Employee Stock Purchase Plan

   In October 1999, the Board of Directors of the Company adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") for all eligible employees. A total of 300,000 shares of common stock have been reserved for issuance under the Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code. The first offering period commenced on January 1, 2000.

   Under the plan, shares of the Company common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period.

 401(k) Savings Plan

   In October 1999, the Board of Directors of the Company adopted the 401(k) savings plan which qualifies under 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of pretax salary, but not more than statutory limits. The Company contributes 50 cents for each dollar a participant contributes, with a maximum contribution of 3% of a participant's earnings. For the fiscal year ended June 30, 2000, the Company has expensed approximately $170,000 of employer matching contributions to the 401(k) savings plan.

 Stock Option Plan

   In October 1999, the Board of Directors of the Company adopted the following stock plans:

   1999 Stock Option Plan (the "Stock Option Plan"). A total of 4,000,000 shares of common stock has been reserved for issuance under the Stock Option Plan for grants to employees, officers and employee directors of non-statutory stock options.

   1999 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). A total of 135,000 shares of common stock has been reserved for issuance under the Directors' Plan, which sets a maximum of

                         EXPEDIA, INC. AND SUBSIDIARIES

10,000 shares for which options may be granted to any one non-employee director in any year, except that 15,000 shares may be granted in the year in which the director is first elected.

   The Stock Option Plan and Directors' Plan provide nonqualified and incentive stock options to directors, officers and employees. The option exercise price is generally the fair market value at the date of grant. Options granted generally vest over four and one-half years and expire seven years from the date of grant.

   Microsoft Option Conversions. On the completion of the initial public offering of the Company, unvested options to purchase Microsoft common stock held by the Company's employees were cancelled and new options to acquire the Company's common stock were issued. The new options had terms, vesting schedules, and in-the-money value comparable to the cancelled options. These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The non-cash charge of $111,630,000 is being amortized over the vesting period of the new options, ranging from one month to 54 months in accordance with Financial Accounting Standards Board Interpretation No. 28. The unearned stock-based compensation will be fully amortized by December 2004. The total of 4,000,000 shares of common stock reserved under the Stock Option Plan does not include the issuance of options to replace the cancelled unvested Microsoft options.

   Outstanding options to purchase common stock of the Company held by the Company's employees were as follows:

                                                                        Weighted
                                                                        average
                                                             Number     exercise
                                                           outstanding   price
                                                           -----------  --------
   Balance, June 30, 1999.................................
   Granted................................................  2,115,557    $16.94
   Transfers in from Microsoft............................ 13,668,525      5.83
   Exercised..............................................   (577,794)     2.77
   Cancelled..............................................   (396,592)     9.43
                                                           ----------
   Balance, June 30, 2000................................. 14,809,696    $ 7.36
                                                           ==========

                          Options outstanding at June 30,  Options exercisable
                                        2000                 at June 30, 2000
                          -------------------------------- --------------------
                                                Weighted
                                                 average
                                      Weighted  remaining              Weighted
                                      average  contractual             average
          Range of          Number    exercise    life       Number    exercise
      exercise prices     outstanding  price     (years)   exercisable  price
      ---------------     ----------- -------- ----------- ----------- --------
   $ 0.01-$ 0.01.........     34,700   $ 0.01      6.7         34,700   $ 0.01
   $ 1.58-$ 2.18.........  4,363,868     2.13      4.3      1,713,418     2.06
   $ 2.19-$ 4.92.........  4,152,318     4.68      5.2        942,614     4.59
   $ 5.09-$ 8.45.........  2,803,055     7.99      5.0        515,979     7.82
   $ 8.57-$20.13.........  2,640,256    13.78      6.2         31,450    10.42
   $20.38-$29.88.........    720,199    24.48      6.7
   $32.63-$48.75.........     95,300    40.81      6.5
                          ----------                        ---------
   $ 0.01-$48.75......... 14,809,696   $ 7.36      5.2      3,238,161   $ 3.77
                          ==========                        =========

                        EXPEDIA, INC. AND SUBSIDIARIES

                                                                  Year ended
                                                                 June 30, 2000
                                                                 -------------
   Weighted average exercise price of options granted with
    exercise price less than the fair value of the stock on the
    date of grant..............................................     $ 5.83
                                                                    ======
   Weighted average exercise price of options granted with
    exercise prices equal to the fair value of the stock on the
    date of grant..............................................     $16.94
                                                                    ======

   At June 30, 2000, 2,281,035 shares remained reserved and available for grant under the Stock Option Plan.

   Under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes valuation model and compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company's stock option plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed SFAS No. 123, the pro forma net loss for 2000 would have been approximately $131.4 million and the pro forma basic and diluted net loss per share would have been approximately $3.45 per share.

   The Company calculated the minimum fair value of each option grant at the date of grant using the Black-Scholes pricing model assuming an expected life of five years, risk-free interest rate ranging from 5.79% to 6.36%, expected volatility of 85%, and a dividend rate of 0%.

10. Warrants to Purchase Common Stock

   As part of the Travelscape acquisition (see Note 5), the Company exchanged warrants with Travelscape. Outstanding warrants to purchase shares of common stock at June 30, 2000 are as follows:


                                                                 Exercise
        Year of expiration                                        price   Shares
        ------------------                                       -------- ------
        June 10, 2009...........................................  $25.59   5,210
        June 1, 2009............................................  $25.59   6,643
        December 12, 2009.......................................  $44.79  62,520
                                                                          ------
                                                                          74,373
                                                                          ======

11. Commitments and Contingencies

   The Company has multi-year agreements with certain travel service providers that make available the services accessed through the Company's website. Under these agreements, the Company pays monthly service fees to the service providers based on the volume of activity. The Company expenses these amounts as the services are provided.

   The Company has entered into a services agreement with Microsoft whereby Microsoft will provide the Company with employee, administrative and operational services. Employee services will be provided until notice by the Company that employee services are no longer required. Administrative and operational services will be provided until December 31, 2000 but the parties may agree to extend the expiration date. Fees will be paid to Microsoft for the services under this agreement on either an estimated or actual cost reimbursement, including taxes.

   The Company has entered into a five-year carriage and cross promotion agreement with Microsoft under which the Company will receive premium placement on Microsoft's domestic and international MSN.com website, the Hotmail email service and the WebTV platform. Microsoft will receive a flat annual fee of

                         EXPEDIA, INC. AND SUBSIDIARIES

$2.0 million during the first year of the agreement and will receive
$2.2 million during the second year as well as incentive fees to the extent that the number of completed airline transactions from users of the MSN.com website exceeds the Company's forecasts. The fees and terms of sale of banner advertisements will depend on agreement between the parties for the remaining three years under this agreement.

   On October 13, 1999 and July 14, 2000, Priceline.com Incorporated ("Priceline.com") filed two separate patent infringement lawsuits against Microsoft and Expedia in the United States District Court for the District of Connecticut. The lawsuits allege that the Company's Hotel Price Matcher and Flight Price Matcher services infringe patents assigned to Priceline.com. The October 13, 1999 lawsuit also alleges that Microsoft and Expedia engaged in unfair and deceptive acts or practices in violation of the Connecticut Unfair Trade Practices Act.

   The Company does not believe that the claims made by Priceline.com in either lawsuit have merit. On April 5, 2000, Microsoft and Expedia filed an Answer to Priceline.com's October 13, 1999 complaint, asserting a counterclaim that alleges inequitable conduct in the prosecution of the patent in question, and seeking a declaration that the patent is invalid, unenforceable or not infringed. Discovery has recently commenced relating to the October 13, 1999 lawsuit. The parties are working through various pre-trial motions relating to this case. On September 6, 2000, Microsoft and Expedia filed an Answer to Priceline.com's July 14, 2000 complaint and asserted a counterclaim that alleges inequitable conduct on Priceline.com's behalf in the prosecution of the patent in question, and seeks a declaration that the patent is invalid, unenforceable or not infringed. Microsoft has also filed a motion to be dismissed from the lawsuit. Discovery has not commenced in this lawsuit.

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

   On December 27, 1999, Expedia, Inc. filed a federal court action for trademark infringement in the Central District of California against Xpedior, Inc., a newly formed subsidiary of Metamor Worldwide. Xpedior filed its Answer to the complaint on January 14, 2000. The lawsuit alleges that Xpedior's use of the XPEDIOR trademark constitutes unfair competition, trademark infringement, and is likely to dilute the brand strength and awareness of the EXPEDIA trademark. In July 2000, the parties entered into a confidential settlement agreement.

   In addition to the matters discussed above, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of all such matters discussed above will not have a material impact to our financial position, results of operations or cash flows.

                        EXPEDIA, INC. AND SUBSIDIARIES

 Operating Leases

   The Company has entered into leasing arrangements relating to office spaces in Bellevue, Washington, Las Vegas, Nevada and Brussels, Belgium which are classified as operating leases. Future minimum lease payments on non-cancelable operating leases are as follows at June 30, 2000 (in thousands):

        2001............................................................ $ 2,344
        2002............................................................   2,347
        2003............................................................   2,422
        2004............................................................   2,552
        2005............................................................   1,605
        Thereafter......................................................   1,058
                                                                         -------
                                                                         $12,328
                                                                         =======

   Rent expense was $0, $0 and $841,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

12. Initial Public Offering of Common Stock

   On November 10, 1999, the Company completed an initial public offering in which it sold 5,890,000 shares of common stock at a price of $14.00 per share, raising $83.7 million in gross proceeds. After deducting $5.3 million in aggregate underwriters discounts and commissions and $1.8 million in related expenses, net proceeds from this offering totaled $76.6 million.

13. Subsequent Events

 Private Placement of Common Stock and Warrants

   On August 25, 2000, the Company closed a private placement of 3,613,551 shares of common stock and 722,711 warrants to purchase shares of common stock totaling $60 million. The Company received $10 million of the private placement proceeds from Microsoft which represents 602,258 shares of common stock and 120,452 warrants to purchase shares of common stock. The warrants noted above have an exercise price of $16.60 per share and expire on August 25, 2005.

                                 EXHIBIT INDEX

 Exhibit
 Number                           Document Description
 -------                          --------------------
  3.1    Articles of Incorporation of the Registrant+

  3.2    Articles of Amendment to Articles of Incorporation dated September 22,
         1999+

  3.2.1  Articles of Amendment to Articles of Incorporation dated October 25,
         1999++

  3.3    Bylaws of the Registrant+

  4.1    Form of the Registrant's Common Stock Certificate+

 10.1    Contribution Agreement between Expedia, Inc. and Microsoft
         Corporation, effective October 1, 1999+

 10.2 Services Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999+

 10.3 License Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999+

 10.4    Map Server License Agreement between Expedia, Inc. and Microsoft
         Corporation, effective
         October 1, 1999+

 10.5    Carriage and Cross Promotion Agreement between Expedia, Inc. and
         Microsoft Corporation, effective October 1, 1999+

 10.6    Tax Allocation Agreement between Expedia, Inc. and Microsoft
         Corporation, effective October 1, 1999+

 10.7 Shareholder Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999+

 10.8    CRS Marketing, Services and Development Agreement between Microsoft
         Corporation and Worldspan, L.P., dated December 15, 1995 and last amended on April 1, 1999+***

 10.9    Service Agreement between Microsoft Corporation and World Travel
         Partners, L.P., dated October 9, 1996 and amended on April 1, 1999+***

 10.10   1999 Stock Option Plan+

 10.11   1999 Employee Stock Purchase Plan+

 10.12   1999 Directors' Stock Option Plan+

 10.13   Employment Agreement between Expedia, Inc. and Richard N. Barton+

 10.14   Agreement and Plan of Reorganization by and among Expedia, Inc.,
         Travel Enterprises, Inc., Travelscape, and certain principal stockholders of Travelscape, dated January 31, 2000 and as amended on March 13, 2000 and March 15, 2000++++

 10.15   Agreement and Plan of Reorganization by and among Expedia, Inc.,
         VacationSub, Inc., VacationSpot, and the principal stockholders of VacationSpot, dated January 30, 2000++++

 10.16   Common Stock Purchase Agreement between Expedia, Inc., TCV IV, L.P.
         and TCV IV Strategic Partners, L.P., dated June 25, 2000**

 10.17   Common Stock Purchase Agreement between Expedia, Inc. and Microsoft
         Corporation, dated June 25, 2000**

 21.1    List of Subsidiaries

 23.1    Consent of Deloitte & Touche LLP, Independent Auditors

 27.1    Financial Data Schedule

--------
+     Previously filed as an exhibit to Expedia's Form S-1 filed September 23,
      1999

++    Previously filed as an exhibit to Expedia's Form S-1/A filed October 26,
      1999

++++  Previously filed as an exhibit to Expedia's Form 8-K filed April 3, 2000

**    Previously filed as an exhibit to Expedia's Form 8-K filed September 15,
      2000

*** Confidential treatment granted for portions of this agreement pursuant to Rule 406 of the Securities Act