Form 10-Q
period 2000-09-30
EXPEDIA INC
filed 2000-11-14
CIK 1095357

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                         Commission File Number 0-27429


                             ----------------------


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


                                Yes [X]   No [ ]



The number of shares outstanding of the registrant's common stock as of September 30, 2000 was 48,307,000.

--------------------------------------------------------------------------------

                                  EXPEDIA, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2000


                                      INDEX

                                                                                                    Page
                                                                                                    -----
PART I.   Financial Information......................................................................  3

  Item 1.     Consolidated Financial Statements......................................................  3

              a)  Consolidated Statements of Operations and Comprehensive Loss for the Three
                  Months ended September 30, 1999 and 2000...........................................  3


              b)  Consolidated Balance Sheets as of June 30, 2000 and September 30, 2000.............  4

              c)  Consolidated Statement of Changes in Stockholders' Equity for the Period from
                  July 1, 2000 to September 30, 2000.................................................  5

              d)  Consolidated Statements of Cash Flows for the Three Months Ended September 30,
                  1999 and 2000......................................................................  6

              e)  Notes to Consolidated Financial Statements.........................................  7

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.. 10

PART II.  Other Information.......................................................................... 14

  Item 1.     Legal Proceedings...................................................................... 14

  Item 2.     Changes in Securities and Use of Proceeds.............................................. 14

  Item 4.     Submission of Matters to a Vote of Security Holders.................................... 14

  Item 6.     Exhibits............................................................................... 14

SIGNATURES........................................................................................... 15

                          PART I. Financial Information

Item 1.  Consolidated Financial Statements

                         EXPEDIA, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              (in thousands, except per share amounts) (unaudited)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                              -----------------------
                                                                                1999           2000
                                                                              -----------------------
Agency revenues                                                               $ 9,646        $ 21,646
Merchant revenues                                                                 199          46,720
Advertising and other revenues                                                  5,423           8,124
                                                                              -----------------------
Revenues                                                                       15,268          76,490
Cost of revenues (excluding recognition of stock-based
        compensation of $559 in 2000)                                           5,364          50,696
                                                                              -----------------------
Gross profit                                                                    9,904          25,794
                                                                              -----------------------
Operating expenses:
        Product development (excluding recognition of stock-based
            compensation of $9,087 in 2000)                                     5,393           5,270
        Sales and marketing (excluding recognition of stock-based
            compensation of $1,150 in 2000)                                     6,732          17,899
        General and administrative (excluding recognition of stock-based
            compensation of $2,821 in 2000)                                     2,729           5,342
        Amortization of goodwill and intangibles                                    -          15,532
        Recognition of stock-based compensation                                     -          13,617
                                                                              -----------------------
Total operating expenses                                                       14,854          57,660
                                                                              -----------------------
Loss from operations                                                           (4,950)        (31,866)

Net interest income and other                                                       -           1,082
                                                                              -----------------------
Loss before provision for income taxes                                         (4,950)        (30,784)

Provision for income taxes                                                          -               -
                                                                              -----------------------
Net loss                                                                      $(4,950)       $(30,784)
                                                                              =======================

Net loss                                                                      $(4,950)       $(30,784)
Other comprehensive loss:
        Currency translation adjustment                                             -             (10)
                                                                              -----------------------
Comprehensive loss                                                            $(4,950)       $(30,794)
                                                                              =======================
Pro forma basic and diluted net loss per common share                         $ (0.15)       $      -
                                                                              =======================
Basic and diluted net loss per common share                                   $     -        $  (0.69)
                                                                              =======================
Weighted average shares used to compute pro forma
  basic and diluted net loss per common share                                  33,000               -
                                                                              =======================
Weighted average shares used to compute
  basic and diluted net loss per common share                                       -          44,849
                                                                              =======================

                             See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (in thousands) (unaudited)


                                                                              June 30,          September 30,
                                                                                2000                 2000
                                                                    -----------------------------------------
ASSETS
Current assets:
        Cash and cash equivalents                                             $ 60,670             $ 122,339
        Accounts receivable, net                                                13,997                 9,108
        Prepaid expenses and other current assets                                6,452                 8,613
                                                                    -----------------------------------------

                    Total current assets                                        81,119               140,060

Property and equipment, net                                                      6,446                 8,535
Restricted deposits                                                              7,064                 7,578
Intangible assets, net                                                          88,739                77,995
Goodwill, net                                                                   89,682                85,119
                                                                    -----------------------------------------

                    Total assets                                             $ 273,050             $ 319,287
                                                                    =========================================

LIABILITIES
Current liabilities:
        Accounts payable                                                      $ 20,553              $ 21,476
        Accrued expenses                                                        16,582                17,668
        Due to Microsoft                                                         2,392                 2,275
        Current portion of notes payable                                           300                   274
        Current portion of unearned revenue                                     21,170                24,486
                                                                    -----------------------------------------

                    Total current liabilities                                   60,997                66,179

Notes payable, net of current portion                                            1,607                 1,560
Unearned revenue, net of current portion                                         2,950                     -
                                                                    -----------------------------------------

                    Total liabilities                                           65,554                67,739
                                                                    -----------------------------------------

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 120,000 shares authorized,
        48,307 issued and outstanding at September 30, 2000                        445                   483
Preferred stock, $.01 par value, 10,000 shares authorized,
        none issued and outstanding at September 30, 2000                            -                     -
Additional paid-in-capital                                                     369,446               430,066
Unearned stock-based compensation                                              (49,261)              (35,073)
Retained deficit                                                              (113,365)             (144,149)
Accumulated other comprehensive income:
        Cumulative currency translation adjustment                                 231                   221
                                                                    -----------------------------------------

                    Total stockholders' equity                                 207,496               251,548
                                                                    -----------------------------------------

                    Total liabilities and stockholders' equity               $ 273,050             $ 319,287
                                                                    =========================================

                             See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (in thousands) (unaudited)

                                               Common Stock      Additional    Unearned                  Currency
                                            ------------------    Paid-in    Stock-based    Retained    Translation
                                             Shares    Amount     Capital    Compensation    Deficit    Adjustment     Total
                                            --------   -------   ----------  ------------  -----------  -----------  ---------
Balance, July 1, 2000                        44,489     $ 445    $ 369,446     $ (49,261)  $ (113,365)    $ 231      $207,496
  Proceeds from issuance of common stock,
   net of issuance costs                      3,654        36       60,447                                             60,483
  Proceeds from exercise of options             164         2          744                                                746
  Recognition of stock-based compensation                                         13,617                               13,617
  Forfeiture of stock-based compensation                              (571)          571                                    -
  Net loss                                                                                    (30,784)                (30,784)
  Other comprehensive income:
    Cumulative currency translation
     adjustment                                                                                             (10)          (10)
                                            --------   -------   ----------   -----------  -----------   --------    ---------
Balance, September 30, 2000                  48,307     $ 483    $ 430,066     $ (35,073)  $ (144,149)    $ 221      $251,548
                                            ========   =======   ==========   ===========  ===========   ========    =========

                            See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                     -------------------------
                                                                                        1999            2000
                                                                                     -------------------------
Operating activities:
         Net loss                                                                     $ (4,950)      $ (30,784)
         Adjustments to reconcile net loss to net cash used
           by operating activities:
                Depreciation                                                               264             555
                Recognition of stock-based compensation                                                 13,617
                Amortization of goodwill and intangibles                                                15,532
                Provision for doubtful accounts                                                            923
         Cash provided (used) by changes in operating
           assets and liabilities:
                Accounts receivable (increase) decrease                                   (927)          3,966
                Prepaid expenses and other current assets
                   increase                                                                             (2,161)
                Accounts payable and accrued expenses increase                             133           1,784
                Due to Microsoft decrease                                                                 (117)
                Unearned revenue (decrease) increase                                      (173)            366
                                                                                     -------------------------
                Net cash (used) provided by operating activities                        (5,653)          3,681
                                                                                     -------------------------
Investing activities:
         Additions to property and equipment                                              (599)         (2,644)
         Funding of restricted deposits                                                                   (514)
                                                                                     -------------------------
                Net cash used by investing activities                                     (599)         (3,158)
                                                                                     -------------------------
Financing activities:
         Repayment of notes payable                                                                        (73)
         Net proceeds from issuance of stock                                                            60,483
         Net proceeds from exercise of options                                                             746
         Net contribution from Microsoft                                                 6,252               -
                                                                                     -------------------------
                Net cash provided by financing activities                                6,252          61,156
                                                                                     -------------------------
Effect of foreign exchange rate changes on cash and
  cash equivalents                                                                                         (10)
                                                                                     -------------------------
Net increase in cash and cash equivalents                                                    -          61,669

Cash and cash equivalents at beginning of period                                             -          60,670
                                                                                     -------------------------
Cash and cash equivalents at end of period                                            $      -       $ 122,339
                                                                                     =========================

Supplemental disclosures to cash flow statements:
         Cash paid for interest                                                       $      -       $      64
         Forfeiture of stock-based compensation                                                            571

                            See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

1.   Business Description

     In October 1996, Microsoft Corporation ("Microsoft") launched its online travel services product called Expedia. Since that launch, Expedia, Inc. (the "Company") has become a leading provider of branded online travel services for leisure and business travelers. The Company operates a website, located at Expedia.com, with localized versions in the United Kingdom, Germany and Canada. The Company offers one-stop travel, shopping and reservation services, providing real-time access to schedule, pricing and availability information for airlines, hotels and car rental companies.

     The Company was incorporated in the state of Washington on August 23, 1999. The authorized share capital of the Company was 120,000,000 shares of common stock and 10,000,000 shares of preferred stock. On October 1, 1999, Microsoft separated the assets and contributed them in exchange for 33,000,000 shares of Expedia common stock or 100% of the outstanding common stock at that date. Concurrent with this, the Company entered into a number of agreements with Microsoft to facilitate the operation of the Company and its assets after the separation.

      In March 2000, the Company acquired both Travelscape.com, Inc. ("Travelscape"), a Delaware corporation based in Las Vegas, Nevada, and VacationSpot.com, Inc. ("VacationSpot"), a Delaware corporation based in Seattle, Washington. Travelscape is a leading branded internet hotel wholesaler and packager with discounted rate contracts worldwide, and the operator of the Travelscape.com and LVRS.com websites. VacationSpot is a leading reservation network for vacation homes, rental condominiums, inns and bed & breakfasts around the world. The VacationSpot.com and Rent-a-Holiday.com websites, acquired as part of the acquisition, offer unique properties in vacation destinations and countries worldwide.

     The Company derives revenues from transactions and sales of advertisements on its websites. Historically, the Company has licensed components of its technology and editorial content to selected airlines and American Express as a platform for their websites.

2.   Basis of Presentation

     The accompanying consolidated balance sheets and related interim consolidated statements of operations, cash flows, and changes in stockholders' equity include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year. Users of the consolidated financial statements should read the information included in this Form 10-Q in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on September 28, 2000.

     The financial statements are consolidated and include the accounts of Expedia, Inc. and its wholly-owned subsidiaries. Both Travelscape and VacationSpot were acquired on March 17, 2000 and have been accounted for under the purchase method of accounting. Significant inter-company transactions and balances have been eliminated.

3.   Capitalized Software Costs

     The Company has capitalized $1.3 million of software development costs including projects in process at July 1, 2000, for the quarter ended September 30, 2000 in accordance with The Emerging Issues Task Force (EITF) No. 00-02, Accounting for Website Development Costs. These costs will be amortized over a one year useful life, beginning upon the release of the website. No amortization has been recorded to date as the software products were not available for use at September 30, 2000.

4.   Recent Accounting Pronouncements

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus on Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which establishes indicators to determine the statement of operations' presentation of revenue. The Company is currently evaluating the impact of this consensus, which must be applied by the end of the fiscal year ending June 30, 2001. If necessary, prior periods may be restated to apply the impact of this consensus.

     In December 1999, the United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which must be applied in the fourth quarter of fiscal 2001. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not expect that the adoption of SAB 101 will have a material impact on the consolidated financial statements.

5.   Income Taxes

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

     At September 30, 2000, the Company has generated a net operating loss carry forward of $36 million for federal income tax purposes, expiring in 2020. Any losses not utilized by Microsoft will be carried forward by the Company and can be used on the Company's separate return to offset any future taxable income. As of September 30, 2000, the Company has received no such reimbursement from Microsoft. Any reimbursement from Microsoft will be recorded as a capital contribution.

     Because of the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, the Company has applied a valuation allowance equivalent to the net operating loss carry forward. As a result, the Company has not recorded a benefit for federal and state income taxes or related deferred tax assets. Management evaluates, on a quarterly basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

6.   Net Loss Per Share

     Net loss per share and pro forma net loss per share have been computed in accordance with SFAS No. 128, Earnings per Share. Pro forma net loss per share has also been computed in accordance with SEC Staff Accounting Bulletin (SAB) No. 98 to reflect the pro forma effect of the Company's capitalization. Under the provisions of SFAS No. 128 and SAB No. 98, basic pro forma net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding, using the pro forma effect of the conversion of the net contribution from owner as if the shares issued to capitalize the Company were outstanding over the entire period for which the pro forma net loss per share has been computed. Net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. Common stock equivalent shares related to stock options, warrants and shares subject to repurchase are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per share are equivalent.

7.   Related Party Transactions

     Prior to October 1, 1999, the financial statements of the Company reflect certain allocated corporate support costs from Microsoft. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value, or the specific level of activity directly related to such costs.

     Management believes that the allocation methods used are reasonable and reflective of the Company's proportionate share of such expenses and are not materially different from those that would have been incurred on a stand-alone basis.

     Costs prior to October 1, 1999 representing allocations from Microsoft (in thousands):

                                                    Three Months Ended
                                                       September 30,
                                                --------------------------
                                                  1999                2000
                                                --------------------------
     Revenues                                   $     -                $ -
     Cost of revenues                               924                  -
     Product development                            557                  -
     Sales and marketing                          1,497                  -
     General and administrative                   2,086                  -
                                                --------------------------
                                                $ 5,064                $ -
                                                ==========================

     Costs and revenue representing charges from the services agreement and other agreements with Microsoft (in thousands):

                                                    Three Months Ended
                                                       September 30,
                                                --------------------------
                                                1999                 2000
                                                --------------------------
     Revenues                                    $ -               $   (44)
     Cost of revenues                              -                   526
     Product development                           -                   383
     Sales and marketing                           -                 1,222
     General and administrative                    -                   438
                                                --------------------------
                                                 $ -               $ 2,525
                                                ==========================

     On August 25, 2000, the Company issued 3,011,293 shares of common stock and warrants to purchase an additional 602,259 shares of our common stock to TCV IV, L.P. and TCV IV Strategic Partners, L.P. in exchange for approximately $50 million in cash. As a result of the investment, one of the partners of TCV IV became a director of Expedia. On that same date, the Company issued 602,258 shares of common stock and warrants to purchase an additional 120,452 shares of our common stock to Microsoft in exchange for approximately $10 million in cash.

8.   Commitments and Contingencies

     The Company has multi-year agreements with certain travel service providers that make available the services accessed through the Company's website. Under these agreements, the Company pays monthly service fees to the service providers based on the volume of activity. The Company expenses these amounts as the services are provided.

     The Company has entered into a services agreement with Microsoft whereby Microsoft will provide the Company with employee, administrative and operational services. Employee services will be provided until notice by the Company that employee services are no longer required. Administrative and operational services will be provided until December 31, 2000 but the parties may agree to extend the expiration date. The Company and Microsoft are currently working on an amended services agreement to extend the expiration date. Fees will be paid to Microsoft for the services under this agreement on either an estimated or actual cost reimbursement, including taxes.

     The Company has entered into a five-year carriage and cross promotion agreement with Microsoft under which the Company will receive premium placement on Microsoft's domestic and international MSN.com website, the Hotmail email service and the WebTV platform. Microsoft will receive a flat annual fee of $2.0 million during the first year of the agreement, which started on December 1, 1999, and will receive $2.2 million during the second year. Microsoft will also receive incentive fees to the extent that the number of completed airline transactions from users of the MSN.com website exceeds the Company's forecasts. The fees and terms of sale of banner advertisements will depend on agreement between the parties for the remaining three years under this agreement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth under the section entitled "Risk Factors" in our Registration Statement on Form S-1 (SEC File No. 333-40934) filed on July 21, 2000.


Overview

     Prior to October 1, 1999, we conducted business as an operating unit of Microsoft. Our statements of operations and balance sheets were derived from the historic books and records of Microsoft and included cost allocations from Microsoft. We believe that the allocated amounts are reasonable and reflective of the Company's proportionate share of such expenses and are not materially different from those that would have been incurred on a stand-alone basis. On October 1, 1999, the effective date of the contribution agreement, Microsoft contributed assets in exchange for common stock of Expedia, Inc. From that date forward, our books and records have been maintained separately from Microsoft's.

     Our agency revenues are derived from airline ticket transactions and hotel and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. This revenue represents both commissions and fees related to the sale of airline tickets. Airline ticket commissions are determined by individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. We recognize transaction revenues on air transactions when the reservation is made and secured by a credit card. We recognize transaction revenues on hotel, cruise and car rental reservations either on receipt of commissions or on notification of entitlement by a third party.

     Our merchant revenue is derived from transactions where we are the merchant of record and determine the ticket price or room rate. Agreements with hotels for blocks of rooms that we sell generate the majority of our total merchant revenues. Hotel Price Matcher and Flight Price Matcher generate the remainder of the merchant revenue. For all merchant transactions the revenue and related cost of sales are recorded at gross amounts. If the reservation is non-cancellable, revenue is recorded when the reservation is made. Otherwise, revenue is deferred until the actual flight or stay occurs.

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

     Our direct product development expenses and direct general and administrative expenses consist primarily of compensation for personnel. Our direct sales and marketing expenses consist of advertising, distribution and public relations expenses as well as personnel-related costs.

     Prior to October 1, 1999, we were allocated operating costs incurred by Microsoft for real estate, legal, treasury, human resources, information technology and other general services. We believe that these allocations were not materially different from the costs that we would have incurred as a stand-alone entity.

     In conjunction with the contribution agreement with Microsoft, we entered into a services agreement with Microsoft on October 1, 1999. Accordingly, we are no longer being allocated costs from Microsoft. Under the services agreement, Microsoft has continued to provide us with the types of services described above. In return, we pay Microsoft fees based on the total cost of many of the services. The services agreement is for an initial period ending December 31, 2000 with one-year renewals if the parties agree on fees. We are currently working with Microsoft on an amended services agreement to extend the expiration date. The agreement is cancelable by us upon 30 days written notice and by Microsoft upon 180 days written notice. We have begun developing our own resources in some of these areas. Certain services have been discontinued. For additional services that are no longer needed, adjustments to the services agreement fees must be mutually agreed upon.

     We have incurred and expect to continue to incur substantial losses and negative cash flows over the next several quarters. Additionally, our revenues are impacted by the seasonality of the travel industry, particularly leisure travel. These factors could adversely affect our future financial condition and operating results.

     Our fiscal years end on June 30 of each year. References to a fiscal year, such as fiscal 2001, are to the twelve months ended June 30 of that year.

Results of Operations

     The following table sets forth our results of operations as a percentage of revenues for the three months ended September 30, 2000 compared to the same period in 1999. Included in this table is a breakdown of revenue from our three primary sources: agency, merchant, advertising and other.


                         (As a Percentage of Revenues)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                  ------------------
                                                                                    1999       2000
                                                                                  ------------------
Agency revenues                                                                       63%        28%
Merchant revenues                                                                      1%        61%
Advertising and other revenues                                                        36%        11%
                                                                                  ------------------

Revenues                                                                             100%       100%
Cost of revenues (excluding recognition of stock-based
              compensation of 1% in 2000)                                             35%        66%
                                                                                  ------------------

Gross profit                                                                          65%        34%
                                                                                  ------------------

Operating expenses:
              Product development (excluding recognition of stock-based
                  compensation of 12% in 2000)                                        35%         7%
              Sales and marketing (excluding recognition of stock-based
                  compensation of 1% in 2000)                                         44%        23%
              General and administrative (excluding recognition of stock-based
                  compensation of 4% in 2000)                                         18%         7%
              Amortization of goodwill and intangibles                                 0%        20%
              Recognition of stock-based compensation                                  0%        18%
                                                                                  ------------------

Total operating expenses                                                              97%        75%
                                                                                  ------------------

Loss from operations                                                                 (32%)      (41%)

Net interest income and other                                                          0%         1%
                                                                                  ------------------

Loss before provision for income taxes                                               (32%)      (40%)

Provision for income taxes                                                             0%         0%
                                                                                  ------------------

Net loss                                                                             (32%)      (40%)
                                                                                  ==================


Revenues

                                       Three Months Ended
                                          September 30,
                                   ---------------------------
                                      1999             2000       Change in %
                                   ------------------------------------------
                                        ($ in thousands)
Agency revenues                    $  9,646          $ 21,646          124%
Merchant revenues                       199            46,720        23377%
Advertising and other revenues        5,423             8,124           50%
                                   ------------------------------------------

Revenues                           $ 15,268          $ 76,490          401%
                                   ==========================================

     Revenues. Agency revenues reflect strong increases as internet commerce, and especially travel sales, continues to gain acceptance and grow substantially. As a result, in addition to a greater number of visitors to our websites, we have also been successful in converting a greater percentage of those visitors to make purchases. With the acquisition of Travelscape in March 2000 and the introduction of our Expedia Special Rate business in June 2000, we have significantly increased our revenues since we record the full amount of the ticket or hotel room sold to our customers as merchant revenue as opposed to only the amount received from commissions and fees on transactions where we are not merchant of record. Increases in advertising and licensing-related revenue comprised the remainder of the increase. The growth rate in this area is less because a portion of these revenues are fixed over time.

Cost of Revenues (excluding recognition of stock-based compensation of $559,000 in 2000) and Gross Profit

                            Three Months Ended
                               September 30,
                          ----------------------
                            1999          2000        Change in %
                          ---------------------------------------
                             ($ in thousands)
     Cost of revenues     $ 5,364      $ 50,496           841%
     % of revenues             35%           66%
     Gross profit         $ 9,904      $ 25,794           160%
     % of revenues             65%           34%

     Cost of Revenues and Gross Profit. The increases in the cost of revenues and gross profit correspond to the growth in revenues. The decrease in the gross profit percentage during the quarter ended September 30, 2000 was primarily due to increases in the merchant business. Because we act as the merchant of record in these transactions, the revenue and related cost of revenues are presented at gross amounts, resulting in a lower gross profit percentage on these transactions. Partially offsetting the declines in the gross profit percentage mentioned above are increased transaction volumes, which have created economies of scale, and the growth in advertising and other revenue, which has a high profit margin.

Product Development (excluding recognition of stock-based compensation of $9,087,000 in 2000)

                               Three Months Ended
                                  September 30,
                             ----------------------
                                1999        2000     Change in %
                             -----------------------------------
                                ($ in thousands)

     Product development     $ 5,393      $ 5,270        (2%)
     % of revenues                35%           7%

     Product Development. During the quarter ended September 30, 2000, we capitalized $1.3 million in product development costs related to website development. As a result, product development expenses declined 2%. Excluding the impact of this capitalization, which was in accordance with new accounting pronouncements, expenses would have increased 21% from last year reflecting growth in the number of employees focused on product development. The decreases in costs combined with significantly larger revenues result in the large decrease in product development costs as a percentage of revenues.

Sales and Marketing (excluding recognition of stock-based compensation of $1,150,000 in 2000)

                               Three Months Ended
                                  September 30,
                             ----------------------
                                1999        2000     Change in %
                             -----------------------------------
                                ($ in thousands)

     Sales and marketing     $ 6,732      $ 17,899      166%
     % of revenues                44%           23%

     Sales and Marketing. The increases in expenses are primarily attributable to increased promotional activities intended to bring additional customers to our websites. Our promotional activities range from radio to paper media advertising, and include domestic television ads. We anticipate increasing our spending in this area in order to build greater brand awareness and increase the number of internet users who access our websites. Although the costs increased, the significantly larger revenues resulted in the large decrease in sales and marketing costs as a percentage of revenues.

General and Administrative (excluding recognition of stock-based compensation of $2,821,000 in 2000)

                                     Three Months Ended
                                        September 30,
                                    --------------------
                                      1999        2000       Change in %
                                    ------------------------------------
                                      ($ in thousands)

     General and administrative     $ 2,729     $ 5,342          96%
     % of revenues                       18%          7%

     General and Administrative. These costs increased in absolute terms but decreased as a percentage of revenues. The increase is mainly due to three factors. First, we have hired employees to perform certain functions that were not previously necessary when Expedia was an operating unit of Microsoft. Second, the acquisitions of Travelscape and VacationSpot in March 2000 have increased our general and administrative costs through increased headcount as well as other related expenses. Third, through our periodic review of potentially uncollectible accounts, we have booked an additional reserve of approximately $900,000 during the quarter ended September 30, 2000. Although the costs increased, the significantly larger revenues result in the large decrease in general and administrative costs as a percentage of revenues.

Amortization of Goodwill and Intangibles

                                                 Three Months Ended
                                                    September 30,
                                                 ------------------
                                                  1999       2000   Change in %
                                                 ------------------------------
                                                  ($ in thousands)

     Amortization of goodwill and intangibles     $ -     $ 15,532      n/a
     % of revenues                                  0%          20%

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles was related to our acquisitions of Travelscape and VacationSpot in March 2000.

Recognition of Stock-based Compensation

                                               Three Months Ended
                                                  September 30,
                                               ------------------
                                                1999        2000    Change in %
                                               --------------------------------
                                                ($ in thousands)

     Recognition of stock-based compensation     $ -     $ 13,617       n/a
     % of revenues                                 0%          18%

                                          Three Months Ended
                                          September 30, 2000     % of Revenues
                                          ------------------------------------
                                           ($ in thousands)

     Recognition of stock-based compensation
          Cost of revenues                      $   559                1%
          Product development                     9,087               12%
          Sales and marketing                     1,150                1%
          General and administrative              2,821                4%
                                          ------------------------------------
                                                $13,617               18%
                                          ====================================

     Recognition of Stock-based Compensation. On the completion of the initial public offering, all the unvested options to purchase Microsoft common stock held by Expedia employees were converted to Expedia options. These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The starting date for amortization coincides with the initial public offering date of November 10, 1999.

Net Interest Income and Other

                                     Three Months Ended
                                        September 30,
                                     ------------------
                                      1999        2000       Change in %
                                     -----------------------------------
                                      ($ in thousands)

     Net interest income and other     $ -      $ 1,082          n/a
     % of revenues                       0%           1%

     Net interest income and other. All of our operations were funded by Microsoft prior to their contribution of assets on October 1, 1999. Expedia, Inc. now invests its own cash, the majority of which were net proceeds from our initial public offering of stock on November 10, 1999 and our private placement of stock and warrants on August 25, 2000.

Liquidity and Capital Resources

     Prior to October 1, 1999, as a division of Microsoft, we financed our activities through Microsoft. As a result, during the three months ended September 30, 1999, operating and allocated expenses were recorded as a contribution from owner.

     In November 1999, we raised $76.6 million from our initial public offering. In August 2000, we completed a private placement of warrants and common stock consisting of $50.0 million from Technology Crossover Ventures and $10.0 million from Microsoft. Proceeds from these sales of stock have been the primary source of funding our operations.

     During the three months ended September 30, 2000, net cash provided by operating activities was $3.7 million. The net loss for this period, excluding the non-cash charges for goodwill amortization and recognition of stock compensation, was $1.6 million. A decrease in accounts receivable and increase in accounts payable and accrued expenses, combined with non-cash charges, contributed towards the cash generated by operating activities.

     Net cash used in investing activities for the three months ended September 1999 and 2000, was $600,000 and $3.2 million, respectively. These investing activities consisted primarily of capital expenditures, which totaled $2.6 million during the three months ended September 30, 2000. Of this amount, $1.3 million relates to the capitalization of website development costs and $600,000 relates to new system related costs. The remaining capital expenditures reflect normal expenditure levels consistent with our growth as a company. We anticipate other significant capital expenditures during the next twelve months for computers and other system-related costs associated with our expected growth. Additional costs will also be capitalized related to further website development efforts.

     Stock option exercises were a source of approximately $700,000 of cash. We anticipate additional stock option exercises going forward.

     As of September 30, 2000, we had $122.3 million in cash and cash equivalents. We anticipate increasing our level of marketing and other expenditures for the next several quarters which may result in negative operating cash flows. However, we do not currently anticipate needing any other additional cash funding as we believe that our current cash on hand will sufficiently fund these negative cash flows on operations.

     We have adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, beginning July 1, 2000. We have not held derivative financial instruments at any time, therefore, this pronouncement did not have any impact on the consolidated financial statements. The majority of the debt we have has fixed interest rates. Accordingly, we have not been exposed to near-term adverse changes in interest rates or other market prices. We may, however, experience such adverse changes if we incur variable-rate debt or hold derivative financial instruments in the future. Our international operations expose us to some foreign currency risk. We do not expect any of these risks to have a material effect on our financial results.

                           PART II.  Other Information

Item 1.   Legal Proceedings

     See Note 8 to Consolidated Financial Statements ("Commitments and Contingencies").

Item 2.   Changes in Securities and Use of Proceeds

a)   Recent Sales of Unregistered Securities

     (i) On August 25, 2000, we issued 3,011,293 shares of our common stock and warrants to purchase an additional 602,259 shares of our common stock to TCV IV, L.P. and TCV IV Strategic Partners, L.P. in exchange for approximately $50 million in cash. On that same date, we issued 602,258 shares of our common stock and warrants to purchase an additional 120,452 shares of our common stock to Microsoft Corporation in exchange for approximately $10 million in cash. The exercise price for the warrants issued in these transactions is $16.604167 per share, subject to adjustment for dilutive events.

     (ii) On March 17, 2000, we acquired Travelscape.com, Inc. by issuing approximately 3.0 million shares, stock options and warrants in exchange for all outstanding shares, stock options and warrants of Travelscape. The total value of the stock exchanged was approximately $96 million.

     (iii) On March 17, 2000, we also acquired VacationSpot.com, Inc. by issuing approximately 2.6 million shares and stock options in exchange for all of the outstanding shares and stock options of VacationSpot. The total value of the stock exchanged was approximately $82 million.

The issuances described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as a transaction by an issuer not involving any public offering and/or reliance upon Regulation D. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends where affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with Expedia, to information about Expedia.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on November 9, 2000 for the purposes of (i) electing seven directors to serve until the Annual Meeting of Shareholders to be held in 2001; and (ii) approving the amendment of the Company's Stock Option Plan to provide for increases in the number of shares of the Company's Common Stock reserved for issuances under the plan. Both proposals were approved. The table below shows the results of the shareholders' voting:

                                                   Votes
                                Votes in Favor   Withheld
                                --------------   --------
Proposal No. 1
Election of Directors:
Richard N. Barton                  45,132,988      22,200
Brad Chase                         44,254,580     900,608
Gerald Grinstein                   45,133,471      21,717
Jay C. Hoag                        45,133,571      21,617
Laurie McDonald Jonsson            45,007,997     147,191
Gregory B. Maffei                  45,131,650      23,538
Richard D. Nanula                  45,133,371      21,817

                                    Votes in          Votes
                                      Favor          Against      Abstentions   Broker Non-Vote
                                    ----------      ---------   --------------  ---------------
Proposal No. 2
Approve the amendment to the
Expedia 1999 Stock Option Plan      40,683,004      2,044,478       20,008         2,407,698

Item 6.   Exhibits

     (A)  Exhibit 10.1    Amendment No. 2 to Microsoft Corporation/World Travel
                          Partners Service Agreement effective July 1, 2000*
          Exhibit 10.2    Travelscape Office Lease and assignment thereto dated
                          August 1, 2000
          Exhibit 27      Financial Data Schedule
--------------
* Confidential treatment requested for portions of this agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2000

                                        By     /s/ Gregory S. Stanger
                                          --------------------------------
                                                 Gregory S. Stanger
                                           Senior Vice President and Chief
                                                  Financial Officer
                                              (Principal Financial and
                                                 Accounting Officer)