Form 10-Q
period 2000-12-31
EXPEDIA INC
filed 2001-02-14
CIK 1095357

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2000

                        Commission File Number 0-27429

                             ---------------------

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

                                Yes [X]  No [ ]

The number of shares outstanding of the registrant's common stock as of December 31, 2000 was 48,376,000.

================================================================================

                                 EXPEDIA, INC.

                                   FORM 10-Q

                    For the Quarter Ended December 31, 2000

                                     INDEX

                                                                                Page
                                                                                ----

PART I.   Financial Information................................................   3

 Item 1.       Unaudited Consolidated Financial Statements.....................   3

               a)   Unaudited Consolidated Statements of Operations
                    and Comprehensive Loss for the Three Months
                    and Six Months ended December 31, 1999 and 2000............   3

               b)   Unaudited Consolidated Balance Sheets as of June 30,
                    2000 and December 31, 2000.................................   4

               c)   Unaudited Consolidated Statement of Changes in
                    Stockholders' Equity for the Period from July 1, 2000
                    to December 31, 2000.......................................   5

               d)   Unaudited Consolidated Statements of Cash Flows
                    for the Six Months Ended December 31, 1999 and 2000........   6

               e)   Notes to Unaudited Consolidated Financial Statements.......   7

 Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................  12

 Item 3.       Quantitative and Qualitative Disclosures About Market Risk......  17

PART II.  Other Information....................................................  18

 Item 1.       Legal Proceedings...............................................  18

 Item 2.       Changes in Securities and Use of Proceeds.......................  18

 Item 6.       Exhibits........................................................  18

SIGNATURES.....................................................................  19


                         PART I. Financial Information

Item 1.  Unaudited Consolidated Financial Statements

                         EXPEDIA, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              (in thousands, except per share amounts) (unaudited)

                                                                         Three Months Ended        Six Months Ended
                                                                             December 31,             December 31,
                                                                        ----------------------   ----------------------
                                                                           1999         2000        1999         2000
                                                                        ----------------------   ----------------------
   Agency revenues                                                       $ 11,927    $  24,092    $ 21,573    $  45,738
   Merchant revenues                                                          480       47,292         679       94,012
   Advertising and other revenues                                           5,414        8,294      10,837       16,417
                                                                        ----------------------   ----------------------
Revenues                                                                   17,821       79,678      33,089      156,167
                                                                        ----------------------   ----------------------

   Cost of agency revenues (excluding recognition of stock-based compensation of $229 and $78 for the three months ended December
    31, 1999 and 2000 and $229 and $267 for the six months ended
    December 31, 1999 and 2000)                                             6,210       11,475      10,772       23,353
   Cost of merchant revenues (excluding recognition of stock-based compensation of $458 and $164 for the three months ended December
    31, 1999 and 2000 and $458 and $461 for the six months ended
    December 31, 1999 and 2000)                                               460       39,593         627       77,727
   Cost of advertising and other revenues (excluding recognition of stock-based compensation of $76 and $22 for the three months ended December 31, 1999 and 2000 and $76 and $95 for the six
    months ended December 31, 1999 and 2000)                                  644          906       1,279        1,589
                                                                        ----------------------   ----------------------
Cost of revenues                                                            7,314       51,974      12,678      102,669
                                                                        ----------------------   ----------------------

Gross profit                                                               10,507       27,704      20,411       53,498
                                                                        ----------------------   ----------------------

Operating expenses:
     Product development (excluding recognition of stock-based
      compensation of $11,842 and $4,779 for the three months ended
      December 31, 1999 and 2000 and $11,842 and $13,866 for the six
      months ended December 31, 1999 and 2000)                              4,452        5,862       9,845       11,132
     Sales and marketing (excluding recognition of stock-based
      compensation of $1,426 and $494 for the three months ended
      December 31, 1999 and 2000 and $1,426 and $1,644 for the six
      months ended December 31, 1999 and 2000)                             10,584       20,878      17,316       38,777
     General and administrative (excluding recognition of stock-
      based compensation of $3,221 and $1,613 for the three months ended December 31, 1999 and 2000 and $3,221 and $4,434 for the
      six months ended December 31, 1999 and 2000)                          1,946        5,311       4,675       10,653
     Amortization of goodwill and intangibles                                   -       15,532           -       31,064
     Recognition of stock-based compensation                               17,252        7,150      17,252       20,767
                                                                        ----------------------   ----------------------
Total operating expenses                                                   34,234       54,733      49,088      112,393
                                                                        ----------------------   ----------------------

Loss from operations                                                      (23,727)     (27,029)    (28,677)     (58,895)

Net interest income and other                                                 543        1,728         543        2,810
                                                                        ----------------------   ----------------------

Loss before provision for income taxes                                    (23,184)     (25,301)    (28,134)     (56,085)
Provision for income taxes                                                      -            -           -            -
                                                                        ----------------------   ----------------------

Net loss                                                                 $(23,184)    $(25,301)   $(28,134)    $(56,085)
                                                                        ======================   ======================

Net loss                                                                 $(23,184)    $(25,301)   $(28,134)    $(56,085)
Other comprehensive income:
     Currency translation adjustment                                            -           55           -           65
                                                                        ----------------------   ----------------------
Comprehensive loss                                                       $(23,184)    $(25,246)   $(28,134)    $(56,020)
                                                                        ======================   ======================

Pro forma basic and diluted net loss per common share                    $      -     $      -    $  (0.81)    $      -
                                                                        ======================   ======================
Basic and diluted net loss per common share                              $  (0.64)    $  (0.53)   $      -     $  (1.21)
                                                                        ======================   ======================
Weighted average shares used to compute pro forma basic and
 diluted net loss per common share                                              -            -      34,709            -
                                                                        ======================   ======================
Weighted average shares used to compute basic and diluted net loss
 per common share                                                          36,418       47,453           -       46,350
                                                                        ======================   ======================

                            See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (in thousands) (unaudited)

                                                                                          June 30,   December 31,
                                                                                            2000         2000
                                                                                       --------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                           $  60,670      $ 118,250
     Accounts receivable, net                                                               13,997         10,417
     Prepaid expenses and other current assets                                               6,452          9,734
                                                                                       --------------------------

           Total current assets                                                             81,119        138,401

Property and equipment, net                                                                  6,446         10,950
Investments and restricted deposits                                                          7,064          4,169
Intangible assets, net                                                                      88,739         67,251
Goodwill, net                                                                               89,682         81,790
                                                                                       --------------------------

Total assets                                                                             $ 273,050      $ 302,561
                                                                                       ==========================

LIABILITIES
Current liabilities:
     Accounts payable                                                                    $  20,553      $  21,524
     Accrued expenses                                                                       16,582         22,037
     Due to Microsoft                                                                        2,392          3,273
     Current portion of notes payable                                                          300            231
     Current portion of unearned revenue                                                    21,170         19,918
                                                                                       --------------------------

          Total current liabilities                                                         60,997         66,983

Notes payable, net of current portion                                                        1,607          1,533
Unearned revenue, net of current portion                                                     2,950              -
                                                                                       --------------------------

Total liabilities                                                                           65,554         68,516
                                                                                       --------------------------

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 120,000 shares authorized, 44,489 and 48,376 issued and
 outstanding at June 30, 2000 and December 31, 2000, respectively                              445            484
Preferred stock, $.01 par value, 10,000 shares authorized, none issued and outstanding
 at June 30, 2000 and December 31, 2000, respectively                                            -              -
Additional paid-in capital                                                                 369,446        430,562
Unearned stock-based compensation                                                          (49,261)       (27,717)
Retained deficit                                                                          (113,365)      (169,450)
Accumulated other comprehensive income:
     Cumulative currency translation adjustment                                                231            166
                                                                                       --------------------------

Total stockholders' equity                                                                 207,496        234,045
                                                                                       --------------------------

Total liabilities and stockholders' equity                                               $ 273,050      $ 302,561
                                                                                       ==========================

                            See accompanying notes.

                                                  EXPEDIA, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                    (in thousands) (unaudited)

                                                                Additional     Unearned                     Currency
                                              Common Stock       Paid-in      Stock-based      Retained    Translation
                                           Shares     Amount     Capital      Compensation     Deficit     Adjustment      Total
                                          -----------------------------------------------------------------------------------------
Balance, July 1, 2000                      44,489      $445      $369,446      $ (49,261)     $(113,365)       $231       $207,496
Proceeds from exercise of options             233         2         1,004              -              -           -          1,006
Proceeds from issuance of common stock,
 net of issuance costs                      3,654        37        60,889              -              -           -         60,926
Recognition of stock-based compensation         -         -             -         20,767              -           -         20,767
Forfeiture of stock-based compensation          -         -          (777)           777              -           -              -
Net loss                                        -         -             -              -        (56,085)          -        (56,085)
Other comprehensive income:
  Cumulative currency translation
    adjustment                                  -         -             -              -              -         (65)           (65)
                                          -----------------------------------------------------------------------------------------

Balance, December 31, 2000                 48,376      $484      $430,562      $ (27,717)     $(169,450)       $166       $234,045
                                          =========================================================================================

                                                      See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)

                                                                                                       Six Months Ended
                                                                                                          December 31,
                                                                                              ---------------------------------
                                                                                                  1999                    2000
                                                                                              ---------------------------------
Operating activities:
     Net loss                                                                                  $(28,134)               $(56,085)
     Adjustments to reconcile net loss to net cash (used)/provided by operating activities:
          Depreciation                                                                              586                   2,030
          Recognition of stock-based compensation                                                17,252                  20,767
          Amortization of goodwill and intangibles                                                    -                  31,064
          Provision for doubtful accounts                                                             -                     960
          Cash provided (used)/provided by changes in operating assets and liabilities:
               Accounts receivable (increase) decrease                                           (4,722)                  2,620
               Due to Microsoft (increase) decrease                                              (2,554)                    881
               Prepaid expenses and other current assets increase                                   (63)                 (3,282)
               Accounts payable and accrued expenses increase                                     7,809                   6,426
               Unearned revenue decrease                                                           (477)                 (4,602)
                                                                                              ---------------------------------

Net cash (used)/provided by operating activities                                                (10,303)                    779
                                                                                              ---------------------------------

Investing activities:
    Additions to property and equipment                                                          (2,553)                 (6,534)
    Acquisitions of Travelscape and VacationSpot, net of acquisition costs                            -                  (1,684)
    Return of restricted deposits                                                                     -                   3,295
                                                                                              ---------------------------------

Net cash used by investing activities                                                            (2,553)                 (4,923)
                                                                                              ---------------------------------

Financing activities:
    Repayment of notes payable                                                                        -                    (143)
    Net proceeds from issuance of stock                                                          76,646                  60,926
    Net proceeds from exercise of stock options                                                       6                   1,006
    Net contribution from Microsoft                                                              10,331                       -
                                                                                              ---------------------------------

Net cash provided by financing activities                                                        86,983                  61,789
                                                                                              ---------------------------------

Effect of foreign exchange rate changes on cash and cash equivalents                                  -                     (65)
                                                                                              ---------------------------------

Net increase in cash and cash equivalents                                                        74,127                  57,580
Cash and cash equivalents at beginning of period                                                      -                  60,670
                                                                                              ---------------------------------

Cash and cash equivalents at end of period                                                     $ 74,127                $118,250
                                                                                              =================================

Supplemental disclosures to cash flow statements:
    Cash paid for interest                                                                     $      -                $    108
                                                                                              =================================
    Forfeiture of stock-based compensation                                                     $      -                $    777
                                                                                              =================================
    Cost-based investments received                                                            $      -                $    400
                                                                                              =================================

                            See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (unaudited)

1.   Business Description

     In October 1996, Microsoft Corporation ("Microsoft") launched its online travel services product called Expedia. Since that launch, Expedia, Inc. (the "Company") has become a leading provider of branded online travel services for leisure and business travelers. The Company operates three websites, located at Expedia.com, Travelscape.com and VacationSpot.com. The Expedia.com website has localized versions in the United Kingdom, Germany and Canada. The Company offers one-stop travel, shopping and reservation services, providing real-time access to schedule, pricing and availability information for airlines, hotels and car rental companies.

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

     The Company derives revenues from travel related sales transactions and sales of advertisements on its websites. Historically, the Company has licensed components of its technology and editorial content to selected airlines and American Express as a platform for their websites.

2.   Basis of Presentation

     The accompanying consolidated balance sheets and related interim consolidated statements of operations, cash flows, and changes in stockholders' equity, are unaudited and in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year. Users of the consolidated financial statements should read the information included in this Form 10-Q in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on September 28, 2000.

     The consolidated financial statements include the accounts of Expedia, Inc. and its wholly-owned subsidiaries. Both Travelscape and VacationSpot were acquired on March 17, 2000 and have been accounted for under the purchase method of accounting. Significant inter-company transactions and balances have been eliminated.

3.   Capitalized Software Costs

     The Company has capitalized $1.3 million and $2.5 million of software development costs for the three and six months ended December 31, 2000, respectively, in accordance with the Company's July 1, 2000 implementation of Emerging Issues Task Force (EITF) Issue No. 00-02, Accounting for Website Development Costs. These costs are being amortized over a one year useful life, beginning upon the release of the website enhancements that these costs pertained to. The Company has recorded amortization expense of $0.2 million for the three and six-month periods ended December 31, 2000.

4.   Recent Accounting Pronouncements

     The EITF reached consensus on Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which establishes indicators to determine the statement of operations' presentation of revenue. The Company is currently evaluating the impact of this consensus, which must be applied by the end of the fiscal year ending June 30, 2001. If, due to the consensus, the Company were to report revenue on a net basis, this would have no effect on the Company's operations, cash flow, gross profit or net loss. However, this would have a material impact on revenues and cost of revenues.

     In December 1999, the United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin No. 101 (SAB No. 101), Revenue Recognition in Financial Statements, which must be applied in the fourth quarter of fiscal 2001. SAB No. 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company does not expect that the adoption of SAB No. 101 will have a material impact on the consolidated financial statements.

     The Company has adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, beginning July 1, 2000. The Company has not held derivative financial instruments at any time, therefore, this pronouncement did not have any impact on the consolidated financial statements.

5.   Income Taxes

     Effective October 1, 1999, the Company entered into a tax allocation agreement with Microsoft. On March 18, 2000, Microsoft's investment in the Company fell below 80% ownership. As such, from March 18, 2000 onward, the Company must file a separate tax return. Based on the tax allocation agreement, the Company may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999 to March 17, 2000 which are utilized on the Microsoft consolidated U.S. federal tax return. Any losses not utilized by Microsoft will be carried forward by the Company and can be used on the Company's separate return to offset any future taxable income. As of December 31, 2000, the Company has received no such reimbursement from Microsoft. Any reimbursement from Microsoft will be recorded as a capital contribution.

     At December 31, 2000, the Company had generated a cumulative net operating loss carry forward since incorporation of $36 million for federal income tax purposes. Of this amount, $19 million of cumulative net operating loss carry forward relates to the period prior to March 18, 2000. The net operating loss carryforwards expire during the period from 2020 to 2021.

     Because of the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, the Company has established a valuation allowance equivalent to the expected tax benefit from its net operating loss carry forward. As a result, the Company has not recorded a benefit for federal and state income taxes or related deferred tax assets. Management evaluates, on a quarterly basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

6.   Net Loss Per Share

     Net loss per share and pro forma net loss per share have been computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Pro forma net loss per share has also been computed in accordance with SAB No. 98 to reflect the pro forma effect of the Company's capitalization. Under the provisions of SFAS No. 128 and SAB No. 98, basic pro forma net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding, using the pro forma effect of the conversion of the net contribution from owner as if the shares issued to capitalize the Company were outstanding over the entire period for which the pro forma net loss per share has been computed. Net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. Common stock equivalent shares related to stock options, warrants and shares subject to repurchase are excluded from the calculation as their effect is antidilutive. Accordingly, basic and diluted loss per share are equivalent.

7.   Related Party Transactions

     Prior to October 1, 1999, the financial statements of the Company reflect certain allocated corporate support costs from Microsoft. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value or the specific level of activity directly related to such costs.

     Management believes that the allocation methods used are reasonable and reflective of the Company's proportionate share of such expenses and are not materially different from those that would have been incurred on a stand-alone basis.

     Costs prior to October 1, 1999 representing allocations from Microsoft (in thousands):

                                                Six Months Ended
                                                   December 31,
                                               ------------------
                                                       1999
                                               ------------------
            Cost of revenues                              $  (924)
            Product development                              (557)
            Sales and marketing                            (1,497)
            General and administrative                     (2,086)
                                               ------------------

            Net expense                                   $(5,064)
                                               ==================


     Costs and revenue representing charges from the services agreement and other agreements with Microsoft (in thousands):

                                     Three Months Ended             Six Months Ended
                                         December 31,                 December 31,
                                   -----------------------       ----------------------
                                     1999           2000           1999          2000
                                   -----------------------       ----------------------
Revenues                           $     44       $     44        $    44        $    88
Cost of revenues                     (1,011)          (656)        (1,011)        (1,182)
Product development                  (1,016)          (405)        (1,016)          (788)
Sales and marketing                    (245)        (1,130)          (245)        (2,351)
General and administrative             (457)          (483)          (457)          (921)
                                   ------------------------       -----------------------

Net expense                        $ (2,685)       $(2,630)       $(2,685)       $(5,154)
                                   ========================       =======================

     On August 25, 2000, the Company issued 3,011,293 shares of common stock and warrants to purchase an additional 602,259 shares of our common stock to TCV IV, L.P. ("TCV") and TCV IV Strategic Partners, L.P. in exchange for approximately $50 million in cash. As a result of the investment, one of the partners of TCV became a director of Expedia. On that same date, the Company issued 602,258 shares of common stock and warrants to purchase an additional 120,452 shares of our common stock to Microsoft in exchange for approximately $10 million in cash.

8.   Commitments and Contingencies

     The Company has multi-year agreements with certain travel service providers that make available the services accessed through the Company's website. Under these agreements, the Company pays monthly service fees to the service providers based on the volume of activity. The Company expenses these amounts as the services are provided.

     The Company entered into a services agreement with Microsoft whereby Microsoft provides the Company with administrative and operational services. The services agreement has been extended from its original December 31, 2000 expiration to April 1, 2001. The Company and Microsoft are currently developing an amended and restated services agreement to extend past April 1, 2001. Fees are being paid to Microsoft for the services under this agreement on either an estimated or actual cost reimbursement, including taxes.

     The Company entered into a five-year carriage and cross promotion agreement with Microsoft under which the Company receives premium placement on Microsoft's domestic and international MSN.com website, the Hotmail email service and the WebTV platform. Microsoft has received a flat annual fee of $2.0 million during the first year of the agreement, which started on December 1, 1999, and will receive $2.2 million during the second year. Microsoft also receives incentive fees to the extent that the number of completed airline transactions from users of the MSN.com website exceeds the Company's forecasts. The fees and terms of sale of banner advertisements will depend on agreement between the parties for the remaining three years under this agreement.

     At December 31, 2000 we had $3.9 million of outstanding letters of credit. Of this amount, $1.6 million is collateralized with restricted certificates of deposit. The remaining amount is guaranteed by Microsoft. If Microsoft's investment in Expedia were to fall below 50%, then we would have to collateralize the outstanding letters of credit with cash deposits equaling 105% of the letters of credit's face value in exchange for the release of the Microsoft guarantee. Microsoft's percentage ownership of the shares outstanding at December 31, 2000 was approximately 69%.

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of all such matters will not have a material impact to our financial position, results of operations or cash flows.

9.   Acquisitions

     The Company acquired Travelscape on March 17, 2000 in consideration for approximately 3.0 million shares, stock options and warrants of the Company in exchange for all outstanding shares, stock options and warrants of Travelscape. The total value of the shares, stock options and warrants exchanged was approximately $96 million. VacationSpot was also acquired on March 17, 2000 in consideration for approximately 2.6 million shares and stock options of the Company in exchange for all the outstanding shares and stock options of VacationSpot. The total value of the shares and stock options exchanged in this transaction was approximately $82 million. Commencing March 18, 2000, the Company has included the results of operations of Travelscape and VacationSpot in its consolidated results of operations.

     The Company has accounted for these transactions under the purchase method of accounting in accordance with the APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. All material estimates and contingencies have now been identified and no material changes to the consolidated financial statements have been identified. The fair values were determined by an independent appraiser. Certain goodwill and intangibles have been identified and capitalized as part of these transactions.

     The following table summarizes the purchase accounting for the acquisitions (in thousands):


                                   Travelscape      VacationSpot        Total
                                   -----------      ------------       --------
   Current and long term assets      $ 20,959          $10,320         $ 31,279
   Intangibles and goodwill           123,432           73,959          197,391
   Liabilities assumed                (45,943)            (502)         (46,445)
                                     --------          -------         --------

   Net assets acquired                 98,448           83,777          182,225

   Less: acquisition costs             (2,882)          (2,115)          (4,997)
                                     --------          -------         --------

   Purchase price                    $ 95,566          $81,662         $177,228
                                     ========          =======         ========

     Intangible assets are amortized on a straight-line basis over the estimated useful life of the assets, ranging from two to four years. Goodwill is amortized on a straight-line basis over five years.

     The following table presents the results of operations of the Company on a pro forma basis. These results are based on the individual historic results of the Company, Travelscape and VacationSpot and reflect adjustments to give effect to the acquisitions as if they occurred at the beginning of the period presented. The only significant adjustment is the amortization of goodwill and intangibles. The pro forma results are as follows (in thousands except per share information):

                                                                Three Months Ended     Six Months Ended
                                                                   December 31,          December 31,
                                                               --------------------   ------------------
                                                                      1999                  1999
                                                               --------------------   ------------------
                                                                               (Pro Forma)
Revenues                                                                   $ 44,061             $ 79,612
                                                               ====================   ==================

Loss from operations                                                       $(43,566)            $(75,472)
                                                               ====================   ==================

Net loss                                                                   $(43,040)            $(76,494)
                                                               ====================   ==================

Pro forma basic and diluted net loss per common share                      $  (1.07)            $  (1.99)
                                                               ====================   ==================

Weighted average shares used to compute pro forma basic and
diluted net loss per common share                                            40,079               38,352
                                                               ====================   ==================

10.  Segment Information

     The Company has five reportable segments: Transportation, Destinations (formerly called "Lodging"), Advertising, International and Corporate. The Transportation segment serves primarily as an agent for U.S.-originated airline tickets and car rentals and a licensor of Expedia technology to various travel companies. The Destinations segment generates most of its revenues from U.S.- originated hotel bookings, airline tickets sold on the Travelscape.com website and vacation property listing revenue from the VacationSpot.com website. The Advertising segment sells advertisements on the domestic websites. The International segment generates agency revenues from airline tickets, car rentals and hotel bookings on the United Kingdom, Germany, Belgium and Canada websites. The Corporate segment consists of the amortization of goodwill and intangibles and recognition of stock-based compensation.

     Segment information is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating loss based upon internal accounting methods. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies described in Note 2 of the Company's Form 10-K.

     Management evaluates each segment's performance based upon income or loss from operations. This involves significant allocations of various expenses to the non-Corporate segments. These allocations are primarily based on transaction volumes and other metrics.

     The segment information is as follows (in thousands):

                                    Transportation      Destinations      Advertising      International      Corporate      Total
                                   -----------------------------------------------------------------------------------------------
For the three months ended
  December 31, 2000:

Revenues                                   $25,312          $49,688            $2,913          $  1,765       $      -    $ 79,678
                                   ===============================================================================================
Depreciation and amortization              $   213          $   690            $   47          $     91       $ 15,966    $ 17,007
                                   ===============================================================================================
Income (loss) from operations              $ 6,294          $(4,386)           $   23          $ (6,278)      $(22,682)   $(27,029)
                                   ===============================================================================================

For the six months ended
  December 31, 2000:

Revenues                                   $49,028          $97,814            $5,939          $  3,386       $      -    $156,167
                                   ===============================================================================================
Depreciation and amortization              $   338          $   961            $   57          $    125       $ 31,613    $ 33,094
                                   ===============================================================================================
Income (loss) from operations              $11,039          $(6,072)           $ (772)         $(11,258)      $(51,832)   $(58,895)
                                   ===============================================================================================

     These segments were developed by management for the first time for the quarter ended September 30, 2000. As such, prior to that quarter, the Company's financial reporting systems reflected one segment. As a result, no comparative segment information is provided as it is impracticable to do so.

     Assets of the segments are not relevant for management of the businesses nor for disclosure. However, depreciation and amortization expense, excluding amortization of goodwill and intangibles which has been exclusively allocated to the Corporate segment, have been allocated to the five segments for these segment disclosures based on a usage metric. There are no reconciling items between the segment information indicated above to the consolidated statements of operations, nor are there any intersegment revenues.

     The Company has allocated revenues from external customers to geographic areas by selling location. The Transportation, Destinations and Advertising segments derive revenues from the Company's U.S. websites and the International segment derives revenues from the Company's international websites.

     The Company is anticipating future changes to its allocation methods for certain revenues and expenses for the quarter ended March 31, 2001.

11.  Subsequent Event

     On January 9, 2001, the Company settled two patent infringement lawsuits with Priceline.com Incorporated ("Priceline.com"). Under the settlement, the Company entered into a royalty arrangement with Priceline.com. The Company does not anticipate this arrangement to have a material impact on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this section has been derived from our unaudited consolidated financial statements and should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth under the section entitled "Risk Factors" in our Registration Statement on Form S-1 (SEC File No. 333-40934) filed on July 21, 2000.

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

     During the quarter ended December 31, 2000, we began to earn Express Fee revenues where we charge customers for processing and delivering a paper ticket via express mail if they choose not to have an electronic ticket. These revenues are recorded as agency revenues.

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

     Management has made the decision to terminate the Hotel Price Matcher program in February 2001. During the three and six month periods ended December 31, 2000, revenue from this product was $56,000 and $244,000, respectively.

     In December 2000, we introduced the Expedia Packages business. This product enables customers to customize their trip by selecting their itinerary, airline and hotel of choice all for one packaged price. The Expedia Packages consist of a combination of agency and merchant revenues.

     Additionally, we derive revenues from the sales of advertisements on our websites and listing revenues from our VacationSpot website. We recognize advertising revenues either on display of each individual advertisement or ratably over the advertising period, depending on the terms of the advertising contract. Fees from the licensing of software to our airline and corporate customers such as Continental Airlines, Northwest Airlines and American Express are another source of revenue. The fixed portion of these license fees are recognized ratably over the lives of the contracts. Transaction-based fees are recognized when the transactions occur.

     We launched our websites in Canada in fiscal 1997, in the United Kingdom in fiscal 1999 and in Germany in fiscal 2000. Rent-a-Holiday.com, based in Belgium, was acquired as part of the VacationSpot acquisition. As a result of increased activity from these websites and future websites in other markets we may enter, we expect international revenues to continue to increase.

     The costs of agency and merchant revenues consist of fees paid to our fulfillment vendors for the costs associated with issuing airline tickets and related customer services, reserves and related payments to the airlines for tickets purchased with fraudulent credit cards, fees paid to Worldspan for use of their computer reservation and information services system and allocated and direct costs for the operation of our data center and call center. In addition, for our merchant of record transactions only, cost of revenues also includes the cost of the hotel room or airline ticket as charged by the provider along with the credit card merchant fees. The cost of advertising and other revenues consists mainly of costs related to the physical placement of banner and other advertisements on the websites.

     Our direct product development expenses and direct general and administrative expenses consist primarily of compensation for personnel. Our product development personnel generally work on maintaining, enhancing and upgrading our websites and the infrastructure which supports our websites. Our direct sales and marketing expenses consist of advertising, distribution and public relations expenses as well as personnel-related costs.

     Segment reporting involves significant allocations of various expenses to our non-Corporate segments. These allocations are primarily based on transaction volumes and other metrics. The amortization of goodwill and intangibles and recognition of stock-based compensation are retained in the Corporate segment.

     Prior to October 1, 1999, we were allocated operating costs incurred by Microsoft for real estate, legal, treasury, human resources, information technology and other general services. We believe that these allocations were not materially different from the costs that we would have incurred as a stand-alone entity.

     In conjunction with the contribution agreement with Microsoft, we entered into a services agreement with Microsoft on October 1, 1999. Accordingly, we are no longer being allocated costs from Microsoft. Under the services agreement, fees are paid to Microsoft for the services under this agreement on either an estimated or actual cost reimbursement, including taxes. The agreement has been extended from its December 31, 2000 expiration to April 1, 2001. The Company and Microsoft are currently developing an amended and restated services agreement to extend past April 1, 2001.

     We have incurred and expect to continue to incur substantial losses over the next several quarters. Additionally, our revenues are impacted by the seasonality of the travel industry, particularly leisure travel. These factors could adversely affect our future financial condition and operating results.

     Our fiscal years end on June 30 of each year. References to a fiscal year, such as fiscal 2001, are to the twelve months ended June 30 of that year.

Results of Operations

     The following table sets forth our results of operations as a percentage of revenues for the three and six months ended December 31, 2000 compared to the same period in 1999. Included in this table is a breakdown of revenue from our three primary sources: agency, merchant, and advertising and other.


                         (As a Percentage of Revenues)

                                                                                Three Months              Six Months
                                                                                    Ended                    Ended
                                                                                 December 31,             December 31,
                                                                              -----------------        -----------------
                                                                               1999       2000          1999       2000
                                                                              -----------------        -----------------
   Agency revenues                                                               67%        30%           65%        29%
   Merchant revenues                                                              3%        59%            2%        60%
   Advertising and other revenues                                                30%        11%           33%        11%
                                                                              -----------------        -----------------

Revenues                                                                        100%       100%          100%       100%
                                                                              -----------------        -----------------

   Cost of agency revenues (excluding recognition of stock-based compensation of 1% and 0% for the three months ended December
    31, 1999 and 2000 and 1% and 0% for the six months ended
    December 31, 1999 and 2000)                                                  35%        14%           32%        15%
   Cost of merchant revenues (excluding recognition of stock-based compensation of 3% and 0% for the three months ended December
    31, 1999 and 2000 and 1% and 0% for the six months ended
    December 31, 1999 and 2000)                                                   2%        50%            2%        50%
   Cost of advertising and other revenues (excluding recognition of stock-based compensation of 0% and 0% for the three months ended December 31, 1999 and 2000 and 0% and 0% for the six
    months ended December 31, 1999 and 2000)                                      4%         1%            4%         1%
                                                                              -----------------        -----------------

Cost of revenues                                                                 41%        65%           38%        66%
                                                                              -----------------        -----------------

Gross profit                                                                     59%        35%           62%        34%
                                                                              -----------------        -----------------

Operating expenses:
     Product development (excluding recognition of stock-based
      compensation of 66% and 6% for the three months ended
      December 31, 1999 and 2000 and 36% and 9% for the six months
      ended December 31, 1999 and 2000)                                          25%         7%           30%         7%
     Sales and marketing (excluding recognition of stock-based
      compensation of 8% and 1% for the three months ended
      December 31, 1999 and 2000 and 4% and 1% for the six months
      ended December 31, 1999 and 2000)                                          59%        26%           52%        25%
     General and administrative (excluding recognition of
      stock-based compensation of 18% and 2% for the three months ended December 31, 1999 and 2000 and 10% and 3% for the six
      months ended December 31, 1999 and 2000)                                   11%         7%           14%         7%
     Amortization of goodwill and intangibles                                     0%        20%            0%        20%
     Recognition of stock-based compensation                                     97%         9%           52%        13%
                                                                              -----------------        -----------------

Total operating expenses                                                        192%        69%          148%        72%
                                                                              -----------------        -----------------

Loss from operations                                                           (133%)      (34%)         (86%)      (38%)
Net interest income and other                                                     3%         2%            2%         2%
                                                                              -----------------        -----------------

Loss before provision for income taxes                                         (130%)      (32%)         (84%)      (36%)
Provision for income taxes                                                        -          -             -          -
                                                                              -----------------        -----------------

Net loss                                                                       (130%)      (32%)          (84%)     (36%)
                                                                              =================        =================


Revenues

                                                Three Months Ended                         Six Months Ended
                                                    December 31,                              December 31,
                                                   1999     2000      % Change               1999      2000     % Change
                                                ------------------------------             -----------------------------
Agency revenues                                  $11,927   $24,092        102%             $21,573   $ 45,738       112%
Merchant revenues                                    480    47,292       9753%                 679     94,012     13746%
Advertising and other revenues                     5,414     8,294         53%              10,837     16,417        52%
                                                ------------------                         ------------------

Revenues                                         $17,821   $79,678        347%             $33,089   $156,167       372%
                                                ==================                         ==================

     Revenues. Agency revenues reflect strong increases as internet commerce, and especially travel sales, continues to gain acceptance and grow substantially. In addition to a greater number of visitors to our websites, we have also been successful in converting a greater percentage of those visitors to make purchases. During the quarter ended December 31, 2000, we began to earn Express Fee revenues where we charge customers for processing and delivering a paper ticket via express mail if they choose not to have an electronic ticket. These revenues are recorded as agency revenues.

     With the acquisition of Travelscape in March 2000 and the introduction of our Expedia Special Rate business in June 2000, we have significantly increased our revenues since we record the full amount of the ticket or hotel room sold to our customers as merchant revenue as opposed to only the amount received from commissions and fees on transactions where we are not merchant of record. Also, in December 2000, we introduced the Expedia Packages business. This product enables customers to customize their trip by selecting their itinerary, airline and hotel of choice all for one packaged price. The Expedia Packages consist of a combination of agency and merchant revenues.

     The remainder of the increase in revenues is due to increases in advertising and licensing-related revenue. The growth rate in this area is less because a portion of these revenues is fixed over time. Over the next quarters, we anticipate the licensing revenue to significantly decline due to the expected termination of one or more of the three licenses.


Cost of Revenues and Gross Profit (excluding recognition of stock-based compensation of $763,000 and $264,000 for the three months ended December 31, 1999 and 2000 and $763,000 and $823,000 for the six months ended December 31, 1999 and 2000)

                                                Three Months Ended                         Six Months Ended
                                                    December 31,                              December 31,
                                                   1999     2000      % Change               1999      2000     % Change
                                                ------------------------------             -----------------------------
Cost of agency revenues                          $ 6,210   $11,475         85%             $10,772   $ 23,353       117%
Cost of merchant revenues                            460    39,593       8507%                 627     77,727     12297%
Cost of advertising and other revenues               644       906         41%               1,279      1,589        24%
                                                ------------------                         ------------------

Cost of revenues                                 $ 7,314   $51,974        611%             $12,678   $102,669       710%
                                                ==================                         ==================
% of revenues                                        41%       65%                             38%        66%
                                                ==================                         ==================

Gross profit                                     $10,507   $27,704                         $20,411   $ 53,498
                                                ==================                         ==================
% of revenues                                        59%       35%                             62%        34%
                                                ==================                         ==================

     Cost of Revenues and Gross Profit. The strong increase in agency revenues correlates to increased transactions processed by Expedia. As a result, the associated cost of agency revenues related to processing these transactions increased significantly during the quarter in comparison to the preceding year's quarter. We also incurred higher agency costs related to fraudulent and lost tickets, which amounted to approximately $1.7 million and $4.2 million for the three and six months ended December 31, 2000. During the quarter ended December 31, 2000, we began to earn Express Fee revenues where we charge customers for processing and delivering a paper ticket via express mail if they choose not to have an electronic ticket. The costs associated with Express Fees are recorded as a cost of agency revenues.

     The cost of merchant revenues have increased significantly as a result of the acquisition of Travelscape in March 2000, the introduction of our Expedia Special Rate business in June 2000 and Expedia Packages business in December 2000. The Expedia Packages consist of a combination of agency and merchant cost of revenues. As merchant of record, we pay for the costs of rooms, airline tickets and any other various incidental costs such as merchant credit card fees.

     The costs of advertising and other revenues have remained relatively consistent quarter over quarter as the costs associated with the earning of this revenue is generally fixed in nature.

     The decrease in the gross profit percentage during the three and six months ended December 31, 2000 was primarily due to increases in the merchant business. Because we act as the merchant of record in these transactions, the revenue and related cost of revenues are presented at gross amounts, resulting in a lower gross profit percentage on these transactions. Partially offsetting the declines in the gross profit percentage mentioned above are increased transaction volumes, which have created economies of scale, and the growth in advertising and other revenue, which has a high profit margin.


Product Development (excluding recognition of stock-based compensation of $11,842,000 and $4,779,000 for the three months ended December 31, 1999 and 2000 and $11,842,000 and $13,866,000 for the six months ended December 31, 1999 and 2000)

                                Three Months Ended                     Six Months Ended
                                   December 31,                           December 31,
                                    1999      2000     % Change          1999       2000     % Change
                                -------------------------------        ------------------------------
Product development                $4,452    $5,862         32%         $9,845    $11,132         13%
                                ===================                     =================
% of revenues                         25%        7%                        30%         7%
                                ===================                     =================

     Product Development. During the three and six months ended December 31, 2000, we capitalized $1.3 million and $2.5 million in product development costs related to website development. Excluding the impact of this capitalization, which was in accordance with new accounting pronouncements, expenses would have increased 60% and 39% for the three and six months ended December 31, 2000 from last year reflecting growth in the number of employees focused on product development. The decreases in costs combined with significantly larger revenues result in the large decrease in product development costs as a percentage of revenues.


Sales and Marketing (excluding recognition of stock-based compensation of
  $1,426,000 and $494,000 for the three months ended December 31, 1999 and 2000 and $1,426,000 and $1,644,000 for the six months ended December 31, 1999 and
  2000)

                                Three Months Ended                     Six Months Ended
                                   December 31,                           December 31,
                                    1999      2000     % Change          1999       2000     % Change
                                -------------------------------        ------------------------------
Sales and marketing               $10,584    $20,878        97%         $17,316    $38,777       124%
                                ====================                    ==================
% of revenues                         59%        26%                        52%        25%
                                ====================                    ==================

     Sales and Marketing. The increases in expenses are primarily attributable to increased promotional activities intended to bring additional customers to our websites. Our promotional activities range from radio to paper media advertising, and include domestic television ads. We anticipate increasing our spending during the certain remaining portion in conjunction with seasonal travel sales volumes in order to build greater brand awareness and increase the number of internet users who access our websites. Although the costs increased, the significantly larger revenues resulted in the large decrease in sales and marketing costs as a percentage of revenues.


General and Administrative (excluding recognition of stock-based compensation of $3,221,000 and $1,613,000 for the three months ended December 31, 1999 and 2000 and $3,221,000 and $4,434,000 for the six months ended December 31, 1999 and 2000)

                                Three Months Ended                     Six Months Ended
                                   December 31,                           December 31,
                                    1999      2000     % Change          1999       2000     % Change
                                -------------------------------        ------------------------------
General and administrative         $1,946    $5,311        173%         $4,675    $10,653        128%
                                ===================                     =================
% of revenues                         11%        7%                        14%         7%
                                ===================                     =================

   General and Administrative. These costs increased in absolute terms but decreased as a percentage of revenues. We have hired employees to perform certain functions that were not previously necessary when Expedia was an operating unit of Microsoft. In addition, the acquisitions of Travelscape and VacationSpot in March 2000 have increased our general and administrative costs through increased headcount as well as other related expenses. Through our periodic review of potentially uncollectible accounts, we have recorded an additional reserve of approximately $0.1 million and $1 million for the three and six months ended December 31, 2000, respectively. Legal fees of $1.4 million and $1.7 million for the three and six months ended December 31, 2000 related to the Priceline lawsuit and eventual settlement also contributed to the increase in expenses.

Amortization of Goodwill and Intangibles

                                             Three Months Ended                      Six Months Ended
                                                December 31,                            December 31,
                                              1999       2000      % Change           1999       2000      % Change
                                             ------------------------------          ------------------------------
Amortization of goodwill and intangibles      $   -     $15,532        100%           $   -     $31,064        100%
                                             ==================                      ==================
% of revenues                                    0%         20%                          0%         20%
                                             ==================                      ==================

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles was related to our acquisitions of Travelscape and VacationSpot in March 2000.


Recognition of Stock-based Compensation

                                             Three Months Ended                      Six Months Ended
                                                December 31,                            December 31,
                                              1999       2000      % Change           1999       2000      % Change
                                             ------------------------------          ------------------------------
Recognition of stock-based compensation       $17,252    $7,150        (59%)         $17,252    $20,767         20%
                                             ==================                      ==================
% of revenues                                     97%        9%                          52%        13%
                                             ==================                      ==================

     Recognition of Stock-based Compensation. On the completion of the initial public offering, all the unvested options to purchase Microsoft common stock held by Expedia employees were converted to Expedia options. These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The starting date for amortization coincides with the initial public offering date of November 10, 1999. The decrease in the recognition of stock-based compensation from quarter to quarter relates to amortizing the expense over the vesting period of the individual options in accordance with Financial Accounting Standards Board Interpretation
(FIN) No. 28. This results in higher amortization amounts during the beginning of the amortization period.


Net Interest Income and Other

                                             Three Months Ended                      Six Months Ended
                                                December 31,                            December 31,
                                              1999       2000      % Change           1999       2000      % Change
                                             ------------------------------          ------------------------------
Net interest income and other                  $ 543     $1,728        218%            $ 543     $2,810        417%
                                             ==================                      ==================
% of revenues                                     3%         2%                           2%         2%
                                             ==================                      ==================

     Net interest income and other. All of our operations were funded by Microsoft prior to their contribution of assets on October 1, 1999. Expedia, Inc. now invests its own cash, the majority of which were net proceeds from our initial public offering of stock on November 10, 1999 and our private placement of stock and warrants on August 25, 2000.


Segment Results

     The segment results indicated below are for the three and six months ended December 31, 2000. Since these segments were developed by management for the first time for the quarter ended September 30, 2000, no comparative information for the three and six months ended December 31, 1999 has been provided.

     The Transportation segment generated $6.3 million and $11.0 million of income from operations for the three and six months ended December 31, 2000, respectively. This was primarily due to strong revenues from airline transactions, as internet commerce, and especially travel sales, continues to gain acceptance and grow substantially. As a result, in addition to a greater number of visitors to our websites, we have also been successful in converting a greater percentage of those visitors to make purchases.

     The Destinations (formerly called "Lodging") segment had a $4.4 million and $6.1 million loss from operations for the three and six months ended December 31, 2000, respectively. With the acquisition of Travelscape in March 2000, we act as merchant of record on a significant portion of Destinations transactions. The introduction in June 2000 of the Expedia Special Rate business, which consists of offering negotiated rate hotel rooms on Expedia.com, and the introduction in December 2000 of the Expedia Packages business, have contributed to the growth in merchant business. High allocated marketing expenses associated with both the Expedia.com and Travelscape.com websites have contributed to the operating loss in this segment.

     The Advertising segment had $23,000 in income from operations and $0.8 million of loss from operations for the three and six months ended December 31, 2000, respectively. This segment has experienced revenue growth due to increased traffic to our websites which has created more demand for banner placements and content sponsorships on our websites. Because this segment has low operating costs, it generates a strong profit margin on its revenues. The allocation of marketing expenditures and the additional bad debts expense of $0.1 million and $1 million for the three and six months ended December 31, 2000, recorded to this segment were the primary reasons for the year to date loss.

The International segment had a $6.3 million and $11.3 million loss from operations for the three and six months ended December 31, 2000, respectively. Our International business is still in its development stage and we have invested in expansion by increasing promotional activities such as paper media and television ads in order to bring additional customers to the websites.

The Corporate segment incurred significant losses from operations of $22.7 million and $51.8 million for the three and six months ended December 31, 2000, respectively, due to the amortization of goodwill and intangibles and the recognition of stock-based compensation.

Liquidity and Capital Resources

     Prior to October 1, 1999, as a division of Microsoft, we financed our activities through Microsoft. As a result, during the three months ended September 30, 1999, operating and allocated expenses were recorded as a contribution from owner.

     In November 1999, we raised $76.6 million from our initial public offering. In August 2000, we completed a private placement of warrants and common stock consisting of $50.0 million from TCV IV, L.P. and TCV IV Strategic Partners, L.P. and $10.0 million from Microsoft. Proceeds from these sales of stock have been the primary source of funding our operations.

     During the six months ended December 31, 2000, net cash provided by operating activities was approximately $800,000. The net loss for this period, excluding the non-cash charges for goodwill amortization and recognition of stock compensation, was $4.3 million. A decrease in accounts receivable and increase in accounts payable, combined with non-cash charges, were the primary differences between the loss and the cash provided by operating activities.

     Net cash used in investing activities for the six months ended December 31, 1999 and 2000, was $2.6 million and $4.9 million, respectively. These investing activities consisted primarily of capital expenditures, which totaled $6.5 million during the six months ended December 31, 2000. Of this amount, $2.5 million relates to the capitalization of website development costs and $1.3 million relates to new system related costs. The remaining capital expenditures reflect normal expenditure levels consistent with our growth as a company. We anticipate other significant capital expenditures during the next twelve months for computers and other system-related costs associated with our expected growth. Additional costs will also be capitalized related to further website development efforts.

     Stock option exercises were a source of approximately $1.0 million of cash. We anticipate additional stock option exercises going forward.

     In addition to receiving cash from companies advertising on our websites, in two agreements we also received equity as additional compensation. The fair market value assigned to the equity received during the six months ended December 31, 2000 was $0.4 million.

     In December 2000, we entered into a one year, $7 million letter of credit facility. This facility enables us to terminate existing letters of credit that are fully secured with restricted certificates of deposit, thereby freeing up this cash. Collateral for the new facility is in the form of a guarantee from Microsoft.

     As of December 31, 2000, we had $118.3 million in cash and cash equivalents. We do not currently anticipate needing any other additional cash funding as we believe that our current cash on hand will sufficiently fund the negative cash flows from operations.

Recent Accounting Pronouncements

     The EITF reached consensus on Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which establishes indicators to determine the statement of operations' presentation of revenue. We are currently evaluating the impact of this consensus, which must be applied by the end of the fiscal year ending June 30, 2001. If we were to report revenue on a net basis, this would have no effect on our operations, cash flow, gross profit or net loss. However, this would have a material impact on our revenues and cost of revenues.

     In December 1999, the United States Securities and Exchange Commission
(SEC) released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which must be applied in the fourth quarter of fiscal 2001. SAB No. 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We do not expect that the adoption of SAB No. 101 will have a material impact on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

                          PART II.  Other Information

Item 1.  Legal Proceedings

     See Note 8 to Unaudited Consolidated Financial Statements ("Commitments and Contingencies").

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

     (ii) On March 17, 2000, we acquired Travelscape.com, Inc. by issuing approximately 3.0 million shares, stock options and warrants in exchange for all outstanding shares, stock options and warrants of Travelscape. The total value of the stock exchanged was approximately $96 million. A registration statement on Form S-3 was filed on December 1, 2000 to register those shares issued in this transaction that have not been previously sold.

     (iii) On March 17, 2000, we also acquired VacationSpot.com, Inc. by issuing approximately 2.6 million shares and stock options in exchange for all of the outstanding shares and stock options of VacationSpot. The total value of the stock exchanged was approximately $82 million. A registration statement on Form S-3 was filed on December 1, 2000 to register those shares issued in this transaction that have not been previously sold.

     The issuances described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as a transaction by an issuer not involving any public offering and/or reliance upon Regulation
D. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with Expedia, to information about Expedia.

Item 6.  Exhibits

     (A)

         Exhibit 10.1   Amendment to the Expedia 1999 Stock Option Plan

         Exhibit 27     Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2001

                                       By:      /s/ Gregory S. Stanger
                                           -------------------------------------
                                                    Gregory S. Stanger
                                              Senior Vice President and Chief
                                                    Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)