Form 10-Q/A
period 2000-09-30
EXPEDIA INC
filed 2001-02-26
CIK 1095357

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               _________________

                                  FORM 10-Q/A
                                 Amendment #1


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                        Commission File Number 0-27429

                               _________________

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

================================================================================

                                 EXPEDIA, INC.

                                  FORM 10-Q/A

                   For the Quarter Ended September 30, 2000


                               EXPLANATORY NOTE

This Amendment of Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, as filed by the Registrant on November 14, 2000, and is being filed to reflect additional disclosures related to segment reporting and recent accounting pronouncements, and to change the presentation of cost of revenues in the Registrant's unaudited consolidated financial statements.

                                     INDEX

                                                                                                           Page
                                                                                                           ----
PART I.   Financial Information............................................................................   3

  Item 1.     Unaudited Consolidated Financial Statements..................................................   3

              a)  Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three
                  Months ended September 30, 1999 and 2000.................................................   3

              b)  Unaudited Consolidated Balance Sheets as of June 30, 2000 and September 30, 2000.........   4

              c)  Unaudited Consolidated Statement of Changes in Stockholders' Equity for the Period from
                  July 1, 2000 to September 30, 2000.......................................................   5

              d)  Unaudited Consolidated Statements of Cash Flows for the Three Months Ended September 30,
                  1999 and 2000............................................................................   6

              e)  Notes to Unaudited Consolidated Financial Statements.....................................   7

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations........  12

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk...................................  17


PART II.  Other Information................................................................................  18

  Item 1.     Legal Proceedings............................................................................  18

  Item 2.     Changes in Securities and Use of Proceeds....................................................  18

  Item 4.     Submission of Matters to a Vote of Security Holders..........................................  18

  Item 6.     Exhibits.....................................................................................  19

SIGNATURES.................................................................................................  20

                         PART I. Financial Information

Item 1.  Unaudited Consolidated Financial Statements

                         EXPEDIA, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
              (in thousands, except per share amounts) (unaudited)

                                                                                                           Three Months Ended
                                                                                                             September 30,
                                                                                                          --------------------
                                                                                                              1999       2000
                                                                                                           -------   --------
 Agency revenues                                                                                           $ 9,646   $ 21,646
 Merchant revenues                                                                                             199     46,720
 Advertising and other revenues                                                                              5,423      8,124
                                                                                                           -------   --------
Revenues                                                                                                    15,268     76,490
                                                                                                           -------   --------
 Cost of agency revenues (excluding recognition of stock-based compensation of $189 in 2000)                 4,562     11,877
 Cost of merchant revenues (excluding recognition of stock-based compensation of $297 in 2000)                 167     38,135
 Cost of advertising and other revenues (excluding recognition of stock-based compensation of $73 in           635        684
  2000)                                                                                                    -------   --------
Cost of revenues                                                                                             5,364     50,696
                                                                                                           -------   --------
Gross profit                                                                                                 9,904     25,794
                                                                                                           -------   --------
Operating expenses:
  Product development (excluding recognition of stock-based compensation of
   $9,087 in 2000)                                                                                           5,393      5,270
  Sales and marketing (excluding recognition of stock-based compensation of
   $1,150 in 2000)                                                                                           6,732     17,899
  General and administrative (excluding recognition of stock-based compensation
   of $2,821 in 2000)                                                                                        2,729      5,342
  Amortization of goodwill and intangibles                                                                       -     15,532
  Recognition of stock-based compensation                                                                        -     13,617
                                                                                                           -------   --------
Total operating expenses                                                                                    14,854     57,660
                                                                                                           -------   --------
Loss from operations                                                                                        (4,950)   (31,866)

Net interest income and other                                                                                    -      1,082
                                                                                                           -------   --------
Loss before provision for income taxes                                                                      (4,950)   (30,784)

Provision for income taxes                                                                                       -          -
                                                                                                           -------   --------
Net loss                                                                                                   $(4,950)  $(30,784)
                                                                                                           =======   ========

Net loss                                                                                                   $(4,950)  $(30,784)
Other comprehensive loss:
  Currency translation adjustment                                                                                -        (10)
                                                                                                           -------   --------
Comprehensive loss                                                                                         $(4,950)  $(30,794)
                                                                                                           =======   ========
Pro forma basic and diluted net loss per common share                                                      $ (0.15)  $      -
                                                                                                           =======   ========
Basic and diluted net loss per common share                                                                $     -   $  (0.69)
                                                                                                           =======   ========
Weighted average shares used to compute pro forma basic and diluted net loss per
    common share                                                                                            33,000          -
                                                                                                           =======   ========
Weighted average shares used to compute basic and diluted net loss per common share                              -     44,849
                                                                                                           =======   ========

                            See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           (in thousands) (unaudited)

                                                                                                      June 30,    September 30,
                                                                                                        2000          2000
                                                                                                        ----          ----
ASSETS
Current assets:
 Cash and cash equivalents                                                                           $  60,670        $ 122,339
 Accounts receivable, net                                                                               13,997            9,108
 Prepaid expenses and other current assets                                                               6,452            8,613
                                                                                                     ---------        ---------
  Total current assets                                                                                  81,119          140,060

Property and equipment, net                                                                              6,446            8,535
Restricted deposits                                                                                      7,064            7,578
Intangible assets, net                                                                                  88,739           77,995
Goodwill, net                                                                                           89,682           85,119
                                                                                                     ---------        ---------
  Total assets                                                                                       $ 273,050        $ 319,287
                                                                                                     =========        =========

LIABILITIES
Current liabilities:
 Accounts payable                                                                                    $  20,553        $  21,476
 Accrued expenses                                                                                       16,582           17,668
 Due to Microsoft                                                                                        2,392            2,275
 Current portion of notes payable                                                                          300              274
 Current portion of unearned revenue                                                                    21,170           24,486
                                                                                                     ---------        ---------
  Total current liabilities                                                                             60,997           66,179

Notes payable, net of current portion                                                                    1,607            1,560
Unearned revenue, net of current portion                                                                 2,950                -
                                                                                                     ---------        ---------
  Total liabilities                                                                                     65,554           67,739
                                                                                                     ---------        ---------

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY

Common stock, $.01 par value, 120,000 shares authorized, 48,307 issued and outstanding
   at September 30, 2000                                                                                   445              483
Preferred stock, $.01 par value, 10,000 shares authorized, none issued and outstanding at
   September 30, 2000                                                                                        -                -
Additional paid-in-capital                                                                             369,446          430,066
Unearned stock-based compensation                                                                      (49,261)         (35,073)
Retained deficit                                                                                      (113,365)        (144,149)
Accumulated other comprehensive income:
 Cumulative currency translation adjustment                                                                231              221
                                                                                                     ---------        ---------
  Total stockholders' equity                                                                           207,496          251,548
                                                                                                     ---------        ---------
  Total liabilities and stockholders' equity                                                         $ 273,050        $ 319,287
                                                                                                     =========        =========

                            See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (in thousands) (unaudited)



                                               Common Stock    Additional       Unearned                     Currency
                                              --------------    Paid-in       Stock-based       Retained   Translation
                                              Shares  Amount    Capital       Compensation      Deficit     Adjustment     Total
                                              ------  ------  -----------  ------------------  ----------  ------------  ---------
Balance, July 1, 2000                         44,489    $445    $369,446            $(49,261)  $(113,365)         $231   $207,496
Proceeds from issuance of common stock,
 net of issuance costs                         3,654      36      60,447                                                   60,483
Proceeds from exercise of options                164       2         744                                                      746
Recognition of stock-based compensation                                               13,617                               13,617
Forfeiture of stock-based compensation                              (571)                571                                    -
Net loss                                                                                         (30,784)                 (30,784)
Other comprehensive income:
 Cumulative currency translation
  adjustment                                                                                                       (10)       (10)
                                              ------    ----    --------            --------   ---------          ----   --------
Balance, September 30, 2000                   48,307    $483    $430,066            $(35,073)  $(144,149)         $221   $251,548
                                              ======    ====    ========            ========   =========          ====   ========

                            See accompanying notes.

                         EXPEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands) (unaudited)

                                                                                                                 Three Months Ended
                                                                                                                   September 30,
                                                                                                                --------------------
                                                                                                                    1999       2000
                                                                                                                 -------   --------
Operating activities:
  Net loss                                                                                                       $(4,950)  $(30,784)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation                                                                                                    264        555
     Recognition of stock-based compensation                                                                                 13,617
     Amortization of goodwill and intangibles                                                                                15,532
     Provision for doubtful accounts                                                                                            923
     Cash provided (used) by changes in operating assets and liabilities:
        Accounts receivable (increase) decrease                                                                     (927)     3,966
        Prepaid expenses and other current assets increase                                                                   (2,161)
        Accounts payable and accrued expenses increase                                                               133      1,784
        Due to Microsoft decrease                                                                                              (117)
        Unearned revenue (decrease) increase                                                                        (173)       366
                                                                                                                 -------   --------
               Net cash (used) provided by operating activities                                                   (5,653)     3,681
                                                                                                                 -------   --------

Investing activities:
  Additions to property and equipment                                                                               (599)    (2,644)
  Funding of restricted deposits                                                                                       -       (514)
                                                                                                                 -------   --------
               Net cash used by investing activities                                                                (599)    (3,158)
                                                                                                                 -------   --------

Financing activities:
  Repayment of notes payable                                                                                                    (73)
  Net proceeds from issuance of stock                                                                                        60,483
  Net proceeds from exercise of options                                                                                         746
  Net contribution from Microsoft                                                                                  6,252          -
                                                                                                                 -------   --------
               Net cash provided by financing activities                                                           6,252     61,156
                                                                                                                 -------   --------
Effect of foreign exchange rate changes on cash and cash equivalents                                                   -        (10)
                                                                                                                 -------   --------
Net increase in cash and cash equivalents                                                                              -     61,669
Cash and cash equivalents at beginning of period                                                                       -     60,670
                                                                                                                 -------   --------
Cash and cash equivalents at end of period                                                                       $     -   $122,339
                                                                                                                 =======   ========

Supplemental disclosures to cash flow statements:
Cash paid for interest                                                                                           $     -   $     64
Forfeiture of stock-based compensation                                                                                          571


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


2.   Basis of Presentation

     The accompanying consolidated balance sheets and related interim consolidated statements of operations, cash flows, and changes in stockholders' equity, are unaudited and in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year. Users of the consolidated financial statements should read the information included in this Form 10-Q/A in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in our Annual Report filed on Form 10-K with the Securities and Exchange Commission on September 28, 2000.

     The financial statements are consolidated and include the accounts of Expedia, Inc. and its wholly-owned subsidiaries. Both Travelscape and VacationSpot were acquired on March 17, 2000 and have been accounted for under the purchase method of accounting. Significant inter-company transactions and balances have been eliminated.

3.   Capitalized Software Costs

     The Company has capitalized $1.3 million of software development costs including projects in process at July 1, 2000, for the quarter ended September 30, 2000 in accordance with Emerging Issues Task Force (EITF) Issue No. 00-02, Accounting for Website Development Costs. These costs will be amortized over a one year useful life, beginning upon the release of the website. No amortization has been recorded to date as the software products were not available for use at September 30, 2000.

4.   Recent Accounting Pronouncements

     The EITF reached consensus on Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which establishes indicators to determine the statement of operations' presentation of revenue. The Company is currently evaluating the impact of this consensus, which must be applied by the end of the fiscal year ending June 30, 2001. If the Company were to report revenue on a net basis, this would have no effect on the Company's operations, cash flow, gross profit or net loss. However, this would have a material impact on the revenues and cost of revenues.

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

     At September 30, 2000, the Company had generated a net operating loss carry forward of $36 million for federal income tax purposes, expiring in 2020. Any losses not utilized by Microsoft will be carried forward by the Company and can be used on the Company's separate return to offset any future taxable income. As of September 30, 2000, the Company has received no such reimbursement from Microsoft. Any reimbursement from Microsoft will be recorded as a capital contribution.

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

     Costs prior to October 1, 1999 representing allocations from Microsoft (in thousands):

                                                       Three Months Ended
                                                          September 30,
                                                          -------------
                                                        1999          2000
                                                        ----          ----
     Revenues                                         $    -         $   -
     Cost of revenues                                    924             -
     Product development                                 557             -
     Sales and marketing                               1,497             -
     General and administrative                        2,086             -
                                                      ------         -----
                                                      $5,064         $   -
                                                      ======         =====

     Costs and revenue representing charges from the services agreement and other agreements with Microsoft (in thousands):

                                                   Three Months Ended
                                                      September 30,
                                                      -------------
                                                   1999          2000
                                                   ----          ----
     Revenues                                     $    -       $  (44)
     Cost of revenues                                  -          526
     Product development                               -          383
     Sales and marketing                               -        1,222
     General and administrative                        -          438
                                                  ------       ------
                                                  $    -       $2,525
                                                  ======       ======

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

The following table summarizes the purchase accounting for the acquisitions (in thousands):


                                                                             Travelscape     VacationSpot         Total
                                                                             ------------    -------------        -----
     Current and long term assets........................................    $     22,111      $     9,910      $    32,021
     Intangibles and goodwill............................................         121,718           74,566          196,284
     Liabilities assumed.................................................         (45,880)          (1,197)         (47,077)
                                                                             ------------      -----------      -----------
     Net assets acquired.................................................          97,949           83,279          181,228
     Less: acquisition costs.............................................          (2,383)          (1,617)          (4,000)
                                                                             ------------      -----------      -----------
     Purchase price......................................................    $     95,566      $    81,662      $   177,228
                                                                             ============      ===========      ===========

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

                                                                                           Three months
                                                                                          ---------------
                                                                                          ended September
                                                                                          ---------------
                                                                                             30, 1999
                                                                                          ---------------
                                                                                            (Pro Forma)
                                                                                          ---------------
     Revenues..........................................................................   $       35,551
                                                                                          ==============
     Loss from operations..............................................................   $      (31,906)
                                                                                          ==============
     Net loss..........................................................................   $      (33,454)
                                                                                          ==============
     Basic and diluted net loss per common share.......................................   $        (0.91)
                                                                                          ==============
     Weighted average shares used to compute pro forma basic and diluted net loss
       per common share................................................................           36,661
                                                                                          ==============

10. Segment Information

     The Company has five reportable segments: Transportation, Destinations (formerly called "Lodging"), Advertising, International and Corporate. The Transportation segment serves primarily as a licensor and an agent for U.S.- originated airline tickets and car rentals. The Destinations segment generates most of its revenues from U.S.-originated hotel bookings where the Company acts as merchant of record. The Advertising segment sells advertisements on the domestic websites. The International segment generates agency revenues from airline tickets, car rentals and hotel bookings in the United Kingdom, Germany, Belgium and Canada. The Corporate segment consists of amortization of goodwill and intangibles and the recognition of stock-based compensation.

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

     The segment information for the three months ended September 30, 2000 is as follows (in thousands):

                                       Transportation  Destinations   Advertising   International   Corporate      Total
                                       --------------  -------------  ------------  --------------  ----------     -----
     Revenues                            $     23,716   $    48,128    $    3,025     $     1,621   $         -   $   76,490
                                         ============   ===========    ==========     ===========   ===========   ==========
     Depreciation and amortization       $        125   $       271    $       10     $        34   $    15,647   $   16,087
                                         ============   ===========    ==========     ===========   ===========   ==========
     (Loss) income from operations       $      4,745   $    (1,687)   $     (794)    $    (4,980)  $   (29,150)  $  (31,866)
                                         ============   ===========    ==========     ===========   ===========   ==========

     These segments were developed by management for the first time for the quarter ended September 30, 2000. As such, prior to this quarter, the Company's financial reporting systems reflected one segment. As a result, no comparative segment information is provided.

     Assets of the segments are not relevant for management of the businesses. However, depreciation and amortization expense, excluding amortization of goodwill and intangibles which has been exclusively allocated to the Corporate segment, have been allocated to the five segments based on a usage metric. There are no reconciling items between the segment information indicated above to the consolidated statements of operations, nor are there any intersegment revenues.

     The Company has allocated revenues from external customers to geographic areas by selling location. The Transportation, Destinations, Advertising and Corporate segments derive revenues from the Company's U.S. websites and the International segment derives revenues from the Company's international websites.

     The Company is currently anticipating future changes to its allocation methods for certain revenues and expenses for the quarter ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this 10-Q/A. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth under the section entitled "Risk Factors" in our Registration Statement on Form S-1 (SEC File No. 333-40934) filed on July 21, 2000.

     The Company's unaudited consolidated financial statements as of and for the three months ended September 30, 2000 have been amended to reflect additional disclosures regarding segment reporting, recent accounting pronouncements, and the presentation of cost of revenues. Accordingly, the information in Management's Discussion and Analysis of Financial Condition and Results of Operations as presented herein has been revised for the effects of these additional disclosures.

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

     Segment reporting involves significant allocations of various expenses to our non-Corporate segments. These allocations are primarily based on transaction volumes and other metrics. The amortization of goodwill and intangibles and recognition of stock-based compensation are retained in the Corporate segment. We are currently anticipating future changes to our allocation methods for certain revenues and expenses for the quarter ended March 31, 2001.

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

                                          (As a Percentage of Revenues)                                        Three Months Ended
                                                                                                                  September 30,
                                                                                                                  -------------
                                                                                                                  1999     2000
                                                                                                                  ----     ----
   Agency revenues                                                                                                  63%      28%
   Merchant revenues                                                                                                 1%      61%
   Advertising and other revenues                                                                                   36%      11%
                                                                                                                  ----     ----
Revenues                                                                                                           100%     100%
                                                                                                                  ----     ----

   Cost of agency revenues (excluding recognition of stock-based compensation of 0% in 2000)                        30%      16%
   Cost of merchant revenues (excluding recognition of stock-based compensation of 1% in 2000)                       1%      49%
   Cost of advertising and other revenues (excluding recognition of stock-based compensation of 0% in 2000)          4%       1%
                                                                                                                  ----     ----
Cost of revenues                                                                                                    35%      66%
                                                                                                                  ----     ----
Gross profit                                                                                                        65%      34%
                                                                                                                  ----     ----
Operating expenses:
   Product development (excluding recognition of stock-based compensation of 12% in 2000)                           35%       7%
   Sales and marketing (excluding recognition of stock-based compensation of 1% in 2000)                            44%      23%
   General and administrative (excluding recognition of stock-based compensation of 4% in 2000)                     18%       7%
   Amortization of goodwill and intangibles                                                                          0%      20%
   Recognition of stock-based compensation                                                                           0%      18%
                                                                                                                  ----     ----
Total operating expenses                                                                                            97%      75%
                                                                                                                  ----     ----

Loss from operations                                                                                               (32%)    (41%)
Net interest income and other                                                                                        0%       1%
                                                                                                                  ----     ----

Loss before provision for income taxes                                                                             (32%)    (40%)
Provision for income taxes                                                                                           0%       0%
                                                                                                                  ----     ----

Net loss                                                                                                           (32%)    (40%)
                                                                                                                  ====     ====

Revenues

                                                 Three Months Ended
                                                    September 30,
                                                    ------------
                                                1999             2000     Change in %
                                                ----             ----     -----------
                                                   ($in thousands)
Agency revenues                                 $ 9,646        $21,646          124%
Merchant revenues                                   199         46,720       23,377%
Advertising and other revenues                    5,423          8,124           50%
                                                -------        -------       ------

Revenues                                        $15,268        $76,490          401%
                                                =======        =======       ======


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

Cost of Revenues (excluding recognition of stock-based compensation of $559,000 in 2000) and Gross Profit

                                                   Three Months Ended
                                                      September 30,
                                                      -------------
                                                  1999           2000      Change in %
                                                  ----           ----      -----------
                                                    ($in thousands)
     Cost of agency revenues                    $4,562         $11,877         160%
     Cost of merchant revenues                     167          38,135      22,735%
     Cost of advertising and other revenues        635             684           8%
                                                ------         -------      ------
     Cost of revenues                           $5,364         $50,696         845%
                                                ------         -------      ------
     % of revenues                                  35%             66%
     Gross profit                               $9,904         $25,794         160%
                                                ------         -------      ------
     % of revenues                                  65%             34%

     Cost of Revenues and Gross Profit. The strong increase in agency revenues correlates to increased transactions processed by Expedia. As a result, the associated cost of agency revenues related to processing these transactions increased significantly during the quarter in comparison to the preceding year's quarter. We also incurred higher agency costs related to fraudulent and lost tickets which amounted to approximately $2.5 million. The cost of merchant revenues has increased significantly as a result of the acquisition of Travelscape in March 2000 and the introduction of our Expedia Special Rate business in June 2000 since we are merchant of record and we pay for the costs of rooms, airline tickets and any other various other transaction costs such as merchant credit card fees. The costs of advertising and other revenues have remained consistent quarter over quarter as the costs associated with the earning of this revenue is generally fixed in nature.

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

     Product Development (excluding recognition of stock-based compensation of $9,087,000 in 2000)

                                                 Three Months Ended
                                                    September 30,
                                                    -------------
                                                1999          2000     Change in %
                                                ----          ----     -----------
                                                   ($in thousands)
     Product development                       $5,393        $5,270         (2%)
     % of revenues                                 35%            7%

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

Sales and Marketing (excluding recognition of stock-based compensation of $1,150,000 in 2000)

                                        Three Months Ended
                                           September 30,
                                           -------------
                                         1999           2000     Change in %
                                         ----           ----     -----------
                                           ($in thousands)
     Sales and marketing                $6,732         $17,899       166%
     % of revenues                          44%             23%

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

General and Administrative (excluding recognition of stock-based compensation of $2,821,000 in 2000)

                                             Three Months Ended
                                                September 30,
                                                -------------
                                            1999            2000     Change in %
                                            ----            ----     -----------
                                               ($in thousands)
     General and administrative            $2,729          $5,342        96%
     % of revenues                             18%              7%

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

Amortization of Goodwill and Intangibles

                                                          Three Months Ended
                                                            September 30,
                                                            -------------
                                                         1999            2000     Change in %
                                                         ----            ----     -----------
                                                             ($in thousands)
     Amortization of goodwill and intangibles            $   -          $15,532       n/a
     % of revenues                                           0%              20%

     Amortization of Goodwill and Intangibles. Amortization of goodwill and intangibles was related to our acquisitions of Travelscape and VacationSpot in March 2000.

Recognition of Stock-based Compensation

                                                        Three Months Ended
                                                          September 30,
                                                          -------------
                                                        1999           2000     Change in %
                                                        ----           ----     -----------
                                                          ($in thousands)
     Recognition of stock-based compensation           $   -          $13,617       n/a
     % of revenues                                         0%              18%

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

Net Interest Income and Other

                                                       Three Months Ended
                                                          September 30,
                                                          -------------
                                                       1999            2000     Change in %
                                                       ----            ----     -----------
                                                          ($in thousands)
     Net interest income and other                     $   -          $1,082        n/a
     % of revenues                                         0%              1%

     Net interest income and other. All of our operations were funded by Microsoft prior to their contribution of assets on October 1, 1999. Expedia, Inc. now invests its own cash, the majority of which were net proceeds from our initial public offering of stock on November 10, 1999 and our private placement of stock and warrants on August 25, 2000.

Segment Results

     The segment results indicated below are for the quarter ended September 30, 2000. Since these segments were developed by management for the first time for the quarter ended September 30, 2000, no comparative information on the quarter ended September 30, 1999 has been provided.

     The Transportation segment generated $4.7 million of income from operations. This was primarily due to strong revenues from airline transactions, as internet commerce, and especially travel sales, continues to gain acceptance and grow substantially. As a result, in addition to a greater number of visitors to our websites, we have also been successful in converting a greater percentage of those visitors to make purchases.

     The Destinations (formerly called "Lodging") segment had a $1.7 million loss from operations. With the acquisition of Travelscape in March 2000, we act as merchant of record on a significant portion of Destinations transactions. The introduction in June 2000 of the Expedia Special Rate business, which consists of offering negotiated rate hotel rooms on Expedia.com, has contributed to the growth in merchant business. High allocated marketing expenses associated with both the Expedia.com and Travelscape.com websites has contributed to the operating loss in this segment.

     The Advertising segment had a $0.8 million loss from operations. This segment has experienced revenue growth due to increased traffic to our websites that has created more demand for banner placements and content sponsorships on our websites. Because this segment has low operating costs, it generates a strong profit margin on its revenues. The allocation of marketing expenditures to this segment was the primary reason for the loss.

     The International segment had a $5.0 million loss from operations. Our International business is still in its development stage and we have invested in expansion by increasing promotional activities such as paper media and television ads in order to bring additional customers to the websites.

     The Corporate segment incurred significant losses from operations of $29.2 million due to the amortization of goodwill and intangibles and the recognition of stock-based compensation.

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

                                                                 Votes
                                             Votes in Favor     Withheld
                                             --------------     --------
Proposal No. 1
Election of Directors:
Richard N. Barton                              45,132,988         22,200
Brad Chase                                     44,254,580        900,608
Gerald Grinstein                               45,133,471         21,717
Jay C. Hoag                                    45,133,571         21,617
Laurie McDonald Jonsson                        45,007,997        147,191
Gregory B. Maffei                              45,131,650         23,538
Richard D. Nanula                              45,133,371         21,817

                                                    Votes in     Votes
                                                     Favor      Against   Abstentions  Broker Non-Vote
                                                     ----       -------   -----------  ---------------
Proposal No. 2
Approve the amendment to the
Expedia 1999 Stock Option Plan                  40,683,004     2,044,478     20,008       2,407,698

Item 6.   Exhibits


          Exhibit 10.1 Amendment No. 2 to Microsoft Corporation/World Travel Partners Service Agreement effective July 1, 2000* **

          Exhibit 10.2 Travelscape Office Lease and assignment thereto dated August 1, 2000**

          Exhibit 27     Financial Data Schedule**

_______________
* Confidential treatment requested for portions of this agreement.

** Previously filed as an exhibit to Expedia's Form 10-Q filed November 14,
2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 26, 2001

                                       By: /s/ Gregory S. Stanger
                                          --------------------------------
                                               Gregory S. Stanger
                                           Senior Vice President and Chief
                                                Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)