Form 10-Q
period 2001-03-31
EXPEDIA INC
filed 2001-05-15
CIK 1095357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

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

Yes ☒   No ☐

The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 48,684,000.

EXPEDIA, INC.

FORM 10-Q

For the Quarter Ended March 31, 2001

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts) (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2000	2001	2000	2001

Agency revenues	$ 17,049	$ 33,547	$ 38,621	$ 79,285
Merchant revenues	8,134	67,119	8,816	161,131
Advertising and other revenues	6,684	9,579	17,519	25,996

Revenues	31,867	110,245	64,956	266,412

Cost of agency revenues (excluding recognition of stock-based compensation of $737 and $145 for the three months ended March 31, 2000 and 2001 and $966 and $412 for the nine months ended March 31, 2000 and 2001)	12,384	14,220	23,156	37,573
Cost of merchant revenues (excluding recognition of stock-based compensation of $455 and $91 for the three months ended March 31, 2000 and 2001 and $913 and $552 for the nine months ended March 31, 2000 and 2001)	7,104	56,102	7,731	133,829
Cost of advertising and other revenues (excluding recognition of stock-based compensation of $147 and $28 for the three months ended March 31, 2000 and 2001 and $223 and $123 for the nine months ended March 31, 2000 and 2001	730	786	2,009	2,375

Cost of revenues	20,218	71,108	32,896	173,777

Gross profit	11,649	39,137	32,060	92,635

Operating expenses:

Product development (excluding recognition of stock-based compensation of $20,168 and $4,112 for the three months ended March 31, 2000 and 2001 and $32,010 and $17,978 for the nine months ended March 31, 2000 and 2001)	4,765	6,289	14,610	17,421
Sales and marketing (excluding recognition of stock-based compensation of $2,501 and $488 for the three months ended March 31, 2000 and 2001 and $3,927 and $2,132 for the nine months ended March 31, 2000 and 2001)	21,356	24,783	38,672	63,560
General and administrative (excluding recognition of stock-based compensation of $5,651 and $1,613 for the three months ended March 31, 2000 and 2001 and $8,872 and $6,047 for the nine months ended March 31, 2000 and 2001)	2,217	5,240	6,892	15,893
Amortization of goodwill and intangibles	2,332	15,532	2,332	46,596
Recognition of stock-based compensation	29,659	6,477	46,911	27,244

Total operating expenses	60,329	58,321	109,417	170,714

Loss from operations	(48,680)	(19,184)	(77,357)	(78,079)

Net interest income and other	914	1,567	1,457	4,377

Loss before provision for income taxes	(47,766)	(17,617)	(75,900)	(73,702)
Provision for income taxes	-	-	-	-

Net loss	$(47,766)	$(17,617)	$(75,900)	$(73,702)

Net loss	$(47,766)	$(17,617)	$(75,900)	$(73,702)
Other comprehensive loss:
Currency translation adjustment	-	(70)	-	(5)

Comprehensive loss	$(47,766)	$(17,687)	$(75,900)	$(73,707)

Pro forma basic and diluted net loss per common share	-	-	$ (2.09)	-

Basic and diluted net loss per common share	$ (1.20)	$ (0.37)	-	$ (1.58)

Weighted average shares used to compute pro forma basic and diluted net loss per common share	-	-	36,335	-

Weighted average shares used to compute basic and diluted net loss per common share	39,690	47,791	-	46,617

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands) (unaudited)

	June 30, 2000	March 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$ 60,670	$ 151,746
Accounts receivable, net	13,997	16,906
Prepaid expenses and other current assets	6,452	16,035

Total current assets	81,119	184,687

Property and equipment, net	6,446	15,662
Investments and restricted deposits	7,064	3,438
Intangible assets, net	88,739	56,508
Goodwill, net	89,682	77,002

Total assets	$ 273,050	$ 337,297

LIABILITIES
Current liabilities:
Accounts payable	$ 20,553	$ 29,221
Accrued expenses	16,582	29,425
Due to Microsoft	2,392	3,243
Current portion of notes payable	300	81
Current portion of unearned revenue	21,170	49,471

Total current liabilities	60,997	111,441

Notes payable, net of current portion	1,607	1,310
Unearned revenue, net of current portion	2,950	-

Total liabilities	65,554	112,751

Commitments and contingencies (Note 8)

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 120,000 shares authorized, 44,489 and 48,684
issued and outstanding at June 30, 2000 and March 31, 2001, respectively	445	487
Preferred stock, $.01 par value, 10,000 shares authorized, none issued and
outstanding at March 31, 2001	-	-
Additional paid-in-capital	369,446	431,001
Unearned stock-based compensation	(49,261)	(20,111)
Retained deficit	(113,365)	(187,067)
Accumulated other comprehensive income:
Cumulative currency translation adjustment	231	236

Total stockholders' equity	207,496	224,546

Total liabilities and stockholders' equity	$ 273,050	$ 337,297

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

			Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Deficit	Cumulative Currency Translation Adjustment	Total

	Common Stock
	Shares	Amount

Balance, July 1, 2000	44,489	$ 445	$ 369,446	$ (49,261)	$ (113,365)	$ 231	$ 207,496
Proceeds from exercise of options	456	5	1,854	-	-	-	1,859
Proceeds from issuance of common stock and warrants, net of issuance costs	3,739	37	61,607	-	-	-	61,644
Recognition of stock-based compensation	-	-	-	27,244	-	-	27,244
Forfeiture of stock-based compensation	-	-	(1,906)	1,906	-	-	-
Net loss	-	-	-	-	(73,702)	-	(73,702)
Other comprehensive income:							-
Cumulative currency translation adjustment	-	-	-	-	-	5	5

Balance, March 31, 2001	48,684	$ 487	$ 431,001	$ (20,111)	$ (187,067)	$ 236	$ 224,546

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)

	Nine Months Ended March 31,

	2000	2001

Operating activities:
Net loss	$ (75,900)	$ (73,702)
Adjustments to reconcile net loss to net cash (used) / provided by operating activities:
Depreciation	1,246	3,744
Recognition of stock-based compensation	46,911	27,244
Amortization of goodwill and intangibles	2,332	46,596
Provision for doubtful accounts	-	300
Cash provided (used) / provided by changes in operating assets and liabilities:
Accounts receivable increase	(8,262)	(3,266)
Due to Microsoft (decrease) increase	(390)	851
Prepaid expenses and other current assets increase	(2,662)	(9,583)
Accounts payable and accrued expenses increase	19,659	21,058
Unearned revenue (decrease) increase	(987)	25,351

Net cash (used) / provided by operating activities	(18,053)	38,593

Investing activities:
Additions to property and equipment	(4,319)	(12,960)
Cash acquired from the acquisition of Travelscape, net of acquisition costs	11,137	(1,175)
Cash acquired from the acquisition of VacationSpot, net of acquisition costs	7,200	-
(Funding) / return of restricted deposits, net	(4,137)	3,626

Net cash provided / (used) by investing activities	9,881	(10,509)

Financing activities:
Repayment of notes payable	(7,029)	(516)
Net proceeds from issuance of common stock and warrants	76,646	61,644
Net proceeds from exercise of options	987	1,859
Net contribution from Microsoft	10,331	-

Net cash provided by financing activities	80,935	62,987

Effect of foreign exchange rate changes on cash and cash equivalents	62	5

Net increase in cash and cash equivalents	72,825	91,076
Cash and cash equivalents at beginning of period	-	60,670

Cash and cash equivalents at end of period	$ 72,825	$ 151,746

Supplemental disclosures to cash flow statements:
Cash paid for interest	$ 70	$ 334

Unearned stock-based compensation	$ 110,503

Acquisition of Travelscape	$ 95,566

Acquisition of VacationSpot	$ 81,662

Forfeiture of stock-based compensation	$ 1,127	$ 1,906

Cost-based investments received	$ -	$ 400

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Business Description

     In October 1996, Microsoft Corporation ("Microsoft") launched its online travel services product called Expedia. Since that launch, Expedia, Inc. (the "Company") has become a leading provider of branded online travel services for leisure and business travelers. The Company operates eight websites, located at Expedia.com, Expedia.co.uk, Expedia.co.de, Expedia.ca, Travelscape.com, VacationSpot.com, LVRS.com, and Rent-a-Holiday.com. The Company offers one-stop travel, shopping and reservation services, providing real-time access to schedule, pricing and availability information for airlines, hotels, car rental and cruise companies.

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

     In March 2000, the Company acquired both Travelscape.com, Inc. ("Travelscape"), a Delaware corporation based in Las Vegas, Nevada, and VacationSpot.com, Inc. ("VacationSpot"), a Delaware corporation based in Seattle, Washington. Travelscape is a leading branded internet hotel wholesaler and packager with discounted rate contracts with hotel and travel suppliers worldwide. Inventory from those suppliers is not only available on the Travelscape.com and LVRS.com websites it operates but also on the various Expedia websites. VacationSpot is a leading reservation network for vacation homes, rental condominiums, inns and bed & breakfasts around the world. The VacationSpot.com and Rent-a-Holiday.com websites, acquired as part of the acquisition, offer unique properties in vacation destinations and countries worldwide and operate as independent websites and have links from Expedia’s other websites.

     The Company classifies revenues into three categories: agency, merchant and advertising and other. Agency revenues are derived from travel-related sales transactions where the Company receives commissions from travel suppliers. Merchant revenues comes from travel-related sales transactions where the Company both purchases from the supplier and sells to the customer the requested travel service. In addition the Company derives revenues from advertisements on its websites. The Company also licenses components of its technology and editorial content to selected airlines and American Express as a platform for their websites. Both advertising and license revenues are categorized as “Advertising and Other” revenues in the Company's condensed consolidated financial statements.

2. Basis of Presentation

     The accompanying consolidated balance sheets and related interim consolidated statements of operations, cash flows, and changes in stockholders' equity, are unaudited and in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year. Readers of the condensed consolidated financial statements should read the information included in this Form 10-Q in conjunction with Management's Discussion and Analysis and consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K with the Securities and Exchange Commission on September 28, 2000.

     The condensed consolidated financial statements include the accounts of Expedia, Inc. and its wholly-owned subsidiaries. Both Travelscape and VacationSpot were acquired on March 17, 2000, and have been accounted for under the purchase method of accounting. Significant inter-company transactions and balances have been eliminated.

3. Capitalized Website Development Costs

     The Company has capitalized $1.4 million and $3.9 million of website development costs for the three and nine months ended March 31, 2001, respectively, in accordance with the Company's July 1, 2000 implementation of Emerging Issues Task Force (“EITF”) Issue No. 00-02, Accounting for Website Development Costs. These costs are being amortized over a one year useful life, beginning with the release of the website enhancements to which these costs pertained. The Company has recorded expense of $0.3 million and $0.5 million for the three and nine-month periods ended March 31, 2001, respectively.

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

     In December 1999, the United States Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 101 (“SAB No. 101”), Revenue Recognition in Financial Statements, which must be applied in the fourth quarter of fiscal 2001. SAB No. 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company is currently evaluating the impact of applying SAB No. 101 on the condensed consolidated financial statements.

     The Company has adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, beginning July 1, 2000. The Company has not held derivative financial instruments at any time, therefore, this pronouncement did not have any impact on the condensed consolidated financial statements.

5. Income Taxes

     Effective October 1, 1999, the Company entered into a tax allocation agreement with Microsoft. On March 18, 2000, Microsoft's investment in the Company fell below 80% ownership. As such, from March 18, 2000 onward, the Company must file a separate tax return. Based on the tax allocation agreement, the Company may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999 to March 17, 2000 that are utilized on the Microsoft consolidated U.S. federal tax return. As of March 31, 2001, the Company has received no such reimbursement from Microsoft. Any reimbursement from Microsoft will be recorded as a capital contribution.

     At March 31, 2001, the Company has a net operating loss carryforward of approximately $74 million for federal income tax purposes. Of this amount, $5 million is the amount available to the Company from the period ended March 17, 2000. In addition, $31 million of the loss carryforward is from acquired companies, the utilization of which in each carryforward year may be limited by the Internal Revenue Code. A portion of the loss carryforward resulting from the exercise of certain stock options reverts to the benefit of Microsoft per the tax allocation agreement. The net operating loss carryforwards begin to expire in 2017.

     Because of the Company's limited operating history, losses incurred to date and the difficulty in accurately forecasting future results, the Company has established a valuation allowance equivalent to the expected tax benefit from its net operating loss carryforward and other deferred tax assets. As a result, the Company has not recorded a benefit for current federal and state income tax purposes or related deferred tax assets. Management evaluates, on a quarterly basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

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

     Management believes that the allocation methods used are reasonable and reflect the Company's proportionate share of such expenses and are not materially different from those that would have been incurred on a stand-alone basis.

          Costs prior to October 1, 1999 representing allocations from Microsoft (in thousands):

Nine Months Ended
March 31, 2000

Cost of revenues	$ (924)
Product development	(557)
Sales and marketing	(1,497)
General and administrative	(2,086)

Net expense	$ (5,064)

          Costs and revenue representing charges from the services agreement, as discussed in Note 8, and other agreements with Microsoft (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2000	2001	2000	2001

Revenues	$ 44	$ 125	$ 88	$ 212
Cost of revenues	(606)	(764)	(1,617)	(1,945)
Product development	(436)	(415)	(1,451)	(1,203)
Sales and marketing	(655)	(1,154)	(900)	(3,505)
General and administrative	(708)	(399)	(1,165)	(1,320)

Net expense	$(2,361)	$(2,607)	$(5,045)	$(7,761)

          On August 25, 2000, the Company issued 3,011,293 shares of common stock and warrants to purchase an additional 602,259 shares of our common stock to TCV IV, L.P. and TCV IV Strategic Partners, L.P. (collectively, “TCV”) in exchange for approximately $50 million in cash. As a result of the investment, one of the partners of TCV became a director of Expedia. On that same date, the Company issued 602,258 shares of common stock and warrants to purchase an additional 120,452 shares of our common stock to Microsoft in exchange for approximately $10 million in cash.

8. Commitments and Contingencies

          The Company has multi-year agreements with certain travel service providers that make available the services accessed through the Company's website. Under these agreements, the Company pays monthly service fees to the service providers based on the volume of activity. The Company expenses these amounts as the services are provided.

          In April 2001, the Company extended its services agreement with Microsoft whereby Microsoft provides the Company with administrative and operational services. These services will be provided until June 30, 2002 but the parties may agree to extend the expiration date for additional six month intervals. Fees are being paid to Microsoft for the services under this agreement on either an estimated or actual cost reimbursement.

          The Company entered into a five-year carriage and cross-promotion agreement with Microsoft under which the Company receives premium placement on Microsoft's domestic and international MSN.com website, the Hotmail email service and the WebTV platform. Microsoft has received a flat annual fee of $2.0 million during the first year of the agreement, which started on December 1, 1999, and will receive $2.2 million during the second year. Microsoft also receives incentive fees to the extent that the number of completed airline transactions from users of the MSN.com website exceeds the Company's forecasts. The fees and terms of sale of banner advertisements will depend on agreement between the parties for the remaining three years under this agreement.

          On January 9, 2001, the Company settled two patent infringement lawsuits with Priceline.com Incorporated ("Priceline.com"). Under the settlement, the Company entered into a royalty arrangement with Priceline.com. This arrangement did not have a material impact on the Company’s financial position or results of operations.

          At March 31, 2001, the Company had $5.5 million of outstanding letters of credit. Of this amount, $0.9 million is collateralized with restricted certificates of deposit. The remaining amount is guaranteed by Microsoft. If Microsoft's investment in Expedia were to fall below 50%, then the Company would be required to collateralize the outstanding letters of credit with cash deposits equaling 105% of the letters of credit's face value in exchange for the release of the Microsoft guarantee. Microsoft's percentage ownership of the shares outstanding at March 31, 2001 was approximately 69%.

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

          The Company has accounted for these transactions under the purchase method of accounting in accordance with the APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. All material estimates and contingencies have now been identified and no material changes to the condensed consolidated financial statements have been identified. The fair values were determined by an independent appraiser. Certain goodwill and intangibles have been identified and capitalized as part of these transactions.

          The following table summarizes the purchase accounting for the acquisitions (in thousands):

	Travelscape	VacationSpot	Total

Current and long term assets	$ 21,459	$ 10,320	$ 31,779
Intangibles and goodwill	123,432	73,959	197,391
Liabilities assumed	(46,670)	(729)	(47,399)

Net assets acquired	98,221	83,550	181,771
Less: acquisition costs	(2,655)	(1,888)	(4,543)

Purchase price	$ 95,566	$ 81,662	$ 177,228

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

	Three Months Ended March 31,	Nine Months Ended March 31,

	2000	2000

Revenues	$ 58,772	$ 138,384

Loss from operations	$(67,300)	$(142,772)

Net loss	$(66,545)	$(143,039)

Pro forma basic and diluted net loss per common share	$ (1.56)	$ (3.59)

Weighted average shares used to compute pro forma basic and
diluted net loss per common share	42,788	39,852

10. Segment Information

          The Company has five reportable segments: Transportation, Destinations, Advertising, International and Corporate. The Transportation segment serves primarily as an agent for U.S.-originated airline tickets and car rentals. The Destinations segment generates most of its revenues from U.S.-originated hotel bookings where the Company acts as merchant of record. The Advertising segment sells advertisements on the domestic websites. The International segment generates most of its revenues as agency revenues from airline tickets, car rentals and hotel bookings on the United Kingdom, Germany, Belgium and Canada websites. The Corporate segment generates revenues from the licensing to our airline and corporate customers, and generates expenses consisting of the amortization of goodwill and intangibles, recognition of stock-based compensation and certain corporate headquarters costs.

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

          During the quarter ended March 31, 2001, the Company changed its methods for allocating certain revenues and expenses amongst its segments. Management believes these allocation methodologies better reflect the revenues generated and related expenses incurred in operating the business within each segment.The Company has reclassified the segment information for the six months ended December 31, 2000 for comparability using the new allocation methods (in thousands):

	Transportation	Destinations	Advertising	International	Corporate	Total

For the six months ended December 31, 2000:

Revenues - As previously stated	$ 49,028	$ 97,814	$ 5,939	$ 3,386	$ -	$ 156,167
Reclassify air, advertising and licensing revenues	(1,626)	(7,817)	105	-	9,338	-

Revenues - Reclassified	$ 47,402	$ 89,997	$ 6,044	$ 3,386	$ 9,338	$ 156,167

Depreciation and amortization - As previously stated	$ 338	$ 961	$ 57	$ 125	$ 31,613	$ 33,094
Reclassify cost of revenues and operating expenses	13	(162)	22	1	126	-

Depreciation and amortization - Reclassified	$ 351	$ 799	$ 79	$ 126	$ 31,739	$ 33,094

Income (loss) from operations - As previously stated	$ 11,039	$ (6,072)	$ (772)	$ (11,258)	$ (51,832)	$ (58,895)
Reclassify air, advertising and licensing revenues	(1,626)	(7,817)	105	-	9,338	-
Reclassify cost of revenues and operating expenses	(11,669)	13,138	3,976	3,607	(9,052)	-

Income (loss) from operations - Reclassified	$ (2,256)	$ (751)	$ 3,309	$ 7,651)	$ (51,546)	$ (58,895)

The segment information for the three and nine months ended March 31, 2001 fully reflects the adoption of the new allocation methods for both periods presented (in thousands):
	Transportation	Destinations	Advertising	International	Corporate	Total

For the three months ended March 31, 2001:

Revenues	$ 39,130	$ 59,863	$ 2,391	$ 2,768	$ 6,093	$ 110,245

Depreciation and amortization	$ 419	$ 459	$ 64	$ 77	$ 16,227	$ 17,246

Income (loss) from operations	$ 3,899	$ 2,275	$ 451	$ (5,590)	$ (20,219)	$ (19,184)

For the nine months ended March 31, 2001:

Revenues	$ 86,532	$ 149,860	$ 8,435	$ 6,154	$ 15,431	$ 266,412

Depreciation and amortization	$ 770	$ 1,258	$ 143	$ 203	$ 47,965	$ 50,339

Income (loss) from operations	$ 1,643	$ 1,524	$ 3,760	$ (13,241)	$ (71,765)	$ (78,079)

          These segments were developed by management for the first time for the quarter ended September 30, 2000. As such, prior to that quarter, the Company's financial reporting systems reflected one segment. As a result, no comparative segment information is provided as it is impracticable to do so.

          Assets of the segments are not relevant for management of the businesses. However, depreciation and amortization expense, excluding amortization of goodwill and intangibles that has been exclusively allocated to the Corporate segment, has been allocated to the five segments for these segment disclosures based on a usage metric. There are no reconciling items between the segment information indicated above to the consolidated statements of operations, nor are there any inter-segment revenues.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information contained in this section has been derived from our unaudited condensed consolidated financial statements and should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth under the section entitled "Risk Factors" in our Registration Statement on Form S-1 (SEC File No. 333-40934) filed on July 21, 2000.

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

          Our agency revenues are derived from airline ticket transactions and hotel and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. This revenue represents both commissions and fees related to the sale of airline tickets. Airline ticket commissions are determined by individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. Fees from the sale of airline tickets relate to revenues from our global distribution partner and Express Fee revenues where we charge customers for processing and delivering a paper ticket via express mail if they choose not to have an electronic ticket or an electronic ticket is not available. We recognize transaction revenues on air transactions when the reservation is made and secured by a credit card. We recognize transaction revenues on hotel, cruise and car rental reservations either on receipt of commissions or on notification of entitlement by a third party.

          Our merchant revenue is derived from transactions where we are the merchant of record and determine the ticket price or room rate. Agreements with hotels for blocks of rooms that we sell generate the majority of our total merchant revenues. For all merchant transactions the revenue and related cost of revenues are recorded at gross amounts. If the reservation is non-cancellable, revenue is recorded when the reservation is made. Otherwise, revenue is deferred until the actual flight or stay occurs.

          Two new sources of revenues have been recently introduced. In December 2000, we introduced the new Expedia Packages business and during the March 2001 quarter, we introduced the Expedia Bargain Fares (“EBF”) business. Expedia Packages enable customers to customize their trip by selecting their itinerary, airline and hotel of choice for all one packaged price. The Expedia Packages product consists of a combination of agency and merchant revenues. EBFs represent special negotiated rates with 20 airlines. EBFs show customers the date and price up front but do not disclose the airline or flight times until after the purchase. These revenues are classified as merchant revenues.

          In February 2001, management has made the decision to terminate the Hotel Price Matcher program. Revenues and profits from this program were not material to our financial results.

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

          The costs of agency and merchant revenues consist of fees paid to our fulfillment vendors for the costs associated with issuing airline tickets and related customer services, reserves and related payments to the airlines for tickets purchased with fraudulent credit cards, fees paid to Worldspan for use of its computer reservation and information services system and allocated and direct costs for the operation of our data center and call center. In addition, for our merchant of record transactions only, cost of revenues includes the cost of the hotel room or airline ticket as charged by the provider along with the credit card merchant fees. The cost of advertising and other revenues consists mainly of costs related to the physical placement of banner and other advertisements on the websites.

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

          In conjunction with the contribution agreement with Microsoft, we entered into a services agreement with Microsoft on October 1, 1999 whereby Microsoft provides us with administrative and operational services. Accordingly, we are no longer being allocated costs from Microsoft. This agreement was in effect until December 31, 2000 and an amended and restated agreement has been put in place covering the period from January 1, 2001 through June 30, 2002, at which time the parties may agree to extend the expiration date for additional six month intervals. Under the services agreement, fees are paid to Microsoft for the services under this agreement on either an estimated or actual cost reimbursement. During the course of the agreement, certain services will be discontinued as we continue to develop our own systems and processes in some of these areas.

          Our revenues are impacted by the seasonality of the travel industry, particularly leisure travel.

          Our fiscal years end on June 30 of each year. References to a fiscal year, such as fiscal 2001, are to the twelve months ended June 30 of that year.

Results of Operations

          The following table sets forth our results of operations as a percentage of revenues for the three and nine months ended March 31, 2001 compared with the same period in 2000. Included in this table is a breakdown of revenue from our three primary sources: agency, merchant, and advertising and other.

(As a Percentage of Revenues)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2000	2001	2000	2001

Agency revenues	54%	30%	59%	30%
Merchant revenues	26%	61%	14%	60%
Advertising and other revenues	21%	9%	27%	10%

Revenues	100%	100%	100%	100%

Cost of agency revenues	39%	13%	36%	14%
Cost of merchant revenues	22%	51%	12%	50%
Cost of advertising and other revenues	2%	1%	3%	1%

Cost of revenues	63%	64%	51%	65%

Gross profit	37%	36%	49%	35%

Operating expenses:
Product development	15%	6%	22%	7%
Sales and marketing	67%	22%	60%	24%
General and administrative	7%	5%	11%	6%
Amortization of goodwill and intangibles	7%	14%	4%	17%
Recognition of stock-based compensation	93%	6%	72%	10%

Total operating expenses	189%	53%	168%	64%

Loss from operations	(153)%	(17)%	(119)%	(29)%
Net interest income and other	3%	1%	2%	2%

Loss before provision for income taxes	(150)%	(16)%	(117)%	(28)%

Provision for income taxes

Net loss	(150)%	(16)%	(117)%	(28)%

Revenues

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2000	2001	% Change	2000	2001	% Change

Agency revenues	$17,049	$33,547	97%	$38,621	$79,285	105%
Merchant revenues	8,134	67,119	725%	8,816	161,131	1,728%
Advertising and other revenues	6,684	9,579	43%	17,519	25,996	48%

Revenues	$31,867	$110,245	246%	$64,956	$266,412	310%

          Agency revenues reflect strong increases as internet commerce, especially travel sales, continues to gain acceptance and grow substantially. In addition to a greater number of visitors to our websites, we have also been successful in converting a greater percentage of those visitors to make purchases. In addition, during the quarter ended December 31, 2000, we began to earn Express Fee revenues where we charge customers for processing and delivering a paper ticket via express mail if they choose not to have an electronic ticket or an electronic ticket is not available. These revenues are recorded as agency revenues.

          With the acquisition of Travelscape in March 2000 and the introduction of our Expedia Special Rate (“ESR”) business in June 2000, we have significantly increased our merchant revenues. In merchant transactions, we record the full amount of the ticket or hotel room sold to our customers as revenue as opposed to only the amount received from commissions and fees on transactions where we are not merchant of record. Also, in December 2000, we introduced the Expedia Packages business. This product enables customers to customize their trip by selecting their itinerary, airline and hotel of choice all for one packaged price. The Expedia Packages consist of a combination of agency and merchant revenues. The introduction of Expedia’s Expert Searching and Pricing ("ESP") engine in January 2001 has provided consumers with more choice and control in choosing their travel itineraries. In addition, it has enabled us to succeed in selling more vacation packages and in merchandising a wide range of inventory types. During the March 2001 quarter, we introduced Expedia Bargain Fares (“EBF”), which shows customers the date and price of the airline ticket up front but does not disclose the airline or flight times until after the purchase. EBF revenues are recorded as merchant revenues.

     The remainder of the increase in revenues is due to increases in advertising and licensing-related revenue. The growth rate in this area is lower because a portion of these revenues is fixed over time. In addition, advertising revenues have continued and will continue to increase at a declining rate due to the competitive environment for internet advertising. Over the next three quarters, we anticipate the licensing revenue to decline to zero due to the expected terminations of three licenses.

Cost of Revenues and Gross Profit

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2000	2001	% Change	2000	2001	% Change

Cost of agency revenues	$ 12,384	$ 14,220	15%	$ 23,156	$ 37,573	62%
Cost of merchant revenues	7,104	56,102	690%	7,731	133,829	1,631%
Cost of advertising and other revenues	730	786	8%	2,009	2,375	18%

Cost of revenues	$ 20,218	$ 71,108	252%	$ 32,896	$173,777	428%

% of revenues	63%	64%		51%	65%

Gross profit	$ 11,649	$ 39,137		$ 32,060	$ 92,635

% of revenues	37%	36%		49%	35%

          The large increase in agency revenues correlates to increased transactions processed by Expedia. As a result, the associated cost of agency revenues related to processing these transactions increased significantly during the quarter in comparison to the preceding year's quarter. In addition, during the quarter ended December 31, 2000, we began to earn Express Fee revenues where we charge customers for processing and delivering paper tickets via express delivery if they choose not to have an electronic ticket or an electronic ticket is not available. The costs associated with Express Fees are recorded as a cost of agency revenues. Partially offsetting the increase in agency costs were decreased expenses related to fraudulent and lost tickets. These costs declined by $5.0 million and $0.6 million for the three and nine months ended March 31, 2001, respectively, compared with the same periods in the year before.

          The cost of merchant revenues have increased significantly as a result of the acquisition of Travelscape in March 2000, the introduction of our ESR business in June 2000, Expedia Packages business in December 2000 and EBF business during the March 2001 quarter. The Expedia Packages product consists of a combination of agency and merchant cost of revenues. As merchant of record, we pay for the costs of rooms, airline tickets and any other various incidental costs such as merchant credit card fees.

          The costs of advertising and other revenues have remained relatively consistent quarter over quarter as the costs associated with earning this revenue is generally fixed in nature. The costs associated with the licensing business, which is expected to go away over the next three quarters, is virtually zero.

          The decrease in the gross profit percentage during the three and nine months ended March 31, 2001 was primarily due to increases in the merchant business. Because we act as the merchant of record in these transactions, the revenue and related cost of revenues are presented at gross amounts, resulting in a lower gross profit percentage on these transactions. Partially offsetting the declines in the gross profit percentage mentioned above are increased transaction volumes, which have created economies of scale, and the growth in advertising and other revenue, which has a high profit margin. The expected termination of the licensing business over the next three quarters combined with the growth in EBFs and other merchant air business will result in a lower gross profit percentage.

Product Development

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2000	2001	% Change	2000	2001	% Change

Product development	$ 4,765	$ 6,289	32%	$ 14,610	$ 17,421	19%

% of revenues	15%	6%		22%	7%

           During the three and nine months ended March 31, 2001, we capitalized $1.4 million and $3.9 million respectively in product development costs related to website development. Excluding the impact of this capitalization, which was in accordance with new accounting pronouncements, expenses would have increased 61% and 46% from last year for the three and nine month periods reflecting growth in the number of employees focused on product development. In addition, a significant portion of the increase was related to the development of the ESP engine, which improved the choice and control available to our customers in choosing their travel itineraries. ESP was launched in January 2001. The decreases in costs combined with significantly larger revenues result in the large decrease in product development costs as a percentage of revenues.

Sales and Marketing

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2000	2001	% Change	2000	2001	% Change

Product development	$ 21,356	$ 24,783	16%	$ 38,672	$ 63,560	64%

% of revenues	67%	22%		60%	24%

          The increases in expenses are primarily attributable to increased promotional activities intended tobring additional customers to our websites. Our promotional activities range from radio to paper media advertising, and include domestic television ads. Also, our international advertising and promotional activities have increased significantly in order to drive increasing traffic to our United Kingdom and Germany websites. In addition, the acquisitions of Travelscape and VacationSpot in March 2000 have increased our sales and marketing costs as the three and nine months ended March 31, 2001 fully include expenses for these periods while the same periods in the previous year reflect only fourteen days of these expenses. Although the costs increased, the significantly larger revenues resulted in the large decrease in sales and marketing costs as a percentage of revenues.

General and Administrative

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2000	2001	% Change	2000	2001	% Change

General and administrative	$ 2,217	$ 5,240	136%	$ 6,892	$ 15,893	131%

% of revenues	7%	5%		11%	6%

          These costs increased in absolute terms but decreased as a percentage of revenues. We have hired employees to perform certain functions that were not previously necessary when Expedia was an operating unit of Microsoft. We continue to add additional functions as functions previously performed under our services agreement with Microsoft are brought in house. In addition, the acquisitions of Travelscape and VacationSpot in March 2000 have increased our general and administrative costs through increased headcount as well as other related expenses. Legal fees related to the defense of the Priceline litigation and eventual settlement also contributed to the increase in general and administrative expenses for the nine months ended March 31, 2001.

Amortization of Goodwill and Intangibles

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2000	2001	% Change	2000	2001	% Change

Amortization of goodwill and intangibles	$ 2,332	$ 15,532	566%	$ 2,332	$ 46,596	1,898%

% of revenues	7%	14%		4%	17%

          Amortization of goodwill and intangibles was related to our acquisitions of Travelscape and VacationSpot in March 2000.

Recognition of Stock-based Compensation

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2000	2001	% Change	2000	2001	% Change

Recognition of stock-based compensation	$ 29,659	$ 6,477	(78)%	$ 46,911	$ 27,244	(42)%

% of revenues	93%	6%		72%	10%

          On the completion of the initial public offering, all the unvested options to purchase Microsoft common stock held by Expedia employees were converted to Expedia options. These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The starting date for amortization coincides with the initial public offering date of November 10, 1999. The decrease in the recognition of stock-based compensation from quarter to quarter relates to amortizing the expense over the vesting period of the individual options in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28. This results in higher amortization amounts during the beginning of the amortization period.

Net Interest Income and Other

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2000	2001	% Change	2000	2001	% Change

Net interest income and other	$914	$1,567	71%	$1,457	$4,377	200%

% of revenues	3%	1%		2%	2%

          All of our operations were funded by Microsoft prior to its contribution of assets on October 1, 1999. Expedia, Inc. now invests its own cash. The majority of our cash balance is attributable to the net proceeds from our initial public offering of stock on November 10, 1999, our private placement of stock and warrants on August 25, 2000 and our strong positive cash flow during the March 2001 quarter. This has caused interest income to increase despite the general decline of market interest rates.

Segment Results

           The segment results indicated below are for the three and nine months ended March 31, 2001. Since these segments were developed by management for the first time for the quarter ended September 30, 2000, no comparative information for the three and nine months ended March 31, 2000 has been provided.

        The Transportation segment generated $3.9 million and $1.6 million of income from operations for the three and nine months ended March 31, 2001, respectively. This was primarily due to strong revenues from airline transactions, as internet commerce, and especially travel sales, continues to gain acceptance and grow substantially. As a result, in addition to a greater number of visitors to our websites, we have also been successful in converting a greater percentage of those visitors to make purchases.

        The Destinations segment generated a $2.3 million and $1.5 million of income from operations for the three and nine months ended March 31, 2001, respectively. We act as merchant of record on a significant portion of Destinations transactions. The introduction in June 2000 of the ESR business, which consists of offering negotiated rate hotel rooms on Expedia.com, the introduction in December 2000 of the Expedia Packages business and the introduction in January 2001 of the Expedia ESP engine have contributed to the growth in merchant business.

        The Advertising segment generated $0.5 million and $3.8 million of income from operations for the three and nine months ended March 31, 2001, respectively. This segment has experienced revenue growth due to increased traffic to our websites, which has created demand for banner placements and content sponsorships on our websites. Because this segment has low operating costs, it generates a strong profit margin on its revenues.

        The International segment had a $5.6 million and a $13.2 million loss from operations for the three and nine months ended March 31, 2001, respectively. Our International business is still in its development stage and we have invested in expansion by increasing promotional activities such as paper media and television ads in order to bring additional customers to the websites.

        The Corporate segment incurred significant losses from operations of $20.2 million and a $71.8 million for the three and nine months ended March 31, 2001, respectively, due to the amortization of goodwill and intangibles, the recognition of stock-based compensation and certain corporate headquarter expenses. The Corporate segment also generates revenues from the licensing to our airline and corporate customers. Over the next three quarters, we anticipate the licensing revenue to significantly decline to zero due to the expected terminations of three licenses.

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

          During the nine months ended March 31, 2001, net cash provided by operating activities was approximately $38.6 million. The net income for this period, excluding the non-cash charges for goodwill and intangibles amortization and recognition of stock compensation, was $0.1 million. A decrease in accounts receivable and prepaid expenses and increase in accounts payable and unearned revenue, combined with non-cash charges, were the primary differences between the income and the cash provided by operating activities. In our merchant business, we receive monies from customers on hotel bookings before the hotel stay has occurred. The payment to the suppliers related to these bookings is not made until after the stay has occurred. Therefore, there is a lag period from the receipt of the cash from the customers to the payment of the monies to the suppliers. This lag contributes to our positive cash flow when business is growing, as it has done this year.

          Net cash used in investing activities for the nine months ended March 31, 2000 and 2001, was $9.9 million and $10.5 million, respectively. These investing activities consisted primarily of capital expenditures, which totaled $13.0 million during the nine months ended March 31, 2001. Of this amount, $3.9 million reflects the capitalization of website development costs, $1.5 million reflects new system-related costs primarily related to our new ad serving system and customer relationship management system, and $2.7 million relates to new leasehold improvements, furniture and fixtures. The remaining capital expenditures reflect normal expenditure levels consistent with our growth as a company. We anticipate other significant capital expenditures during the next twelve months for computers and other system-related costs associated with our expected growth and as we migrate away from Microsoft systems and infrastructure and onto our own. Additional costs will also be capitalized related to further website development efforts. We are attempting to sell the building in Las Vegas we purchased as part of our acquisition of Travelscape.com, Inc. as we have leased other office facilities in Las Vegas for our Travelscape employees. A portion of the proceeds from the sale of this facility will be used to retire the mortgages against the office building.

          Stock option exercises were a source of approximately $1.9 million of cash. We anticipate additional stock option exercises going forward.

          In addition to receiving cash from companies advertising on our websites, in two agreements we also received equity as additional compensation. The fair market value assigned to the equity received during the nine months ended March 31, 2001was $0.4 million.

          In December 2000, we entered into a one year, $7 million letter of credit facility. This facility enables us to terminate existing letters of credit that are fully secured with restricted certificates of deposit, thereby freeing up this cash. Collateral for the new facility is in the form of a guarantee from Microsoft.

          As of March 31, 2001, we had $151.7 million in cash and cash equivalents. We do not currently anticipate needing any other additional cash funding as we believe that our current cash on hand and projected positive cash flow is sufficient to fund our operations.

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

          In December 1999, the United States Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 101 (“SAB No. 101”), Revenue Recognition in Financial Statements, which must be applied in the fourth quarter of fiscal 2001. SAB No. 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. We are currently evaluating the impact of applying SAB No. 101 on the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We have adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, beginning July 1, 2000. We have not held derivative financial instruments at any time, therefore, this pronouncement did not have any impact on the condensed consolidated financial statements. Our notes payable are at fixed and variable interest rates. Since the amount outstanding at March 31, 2001 was only $1.4 million and the debt is comprised only of mortgages on the office building in Las Vegas which will be retired once the building is sold, our exposure to near-term adverse changes in interest rates or other market prices is immaterial. We may, however, experience such adverse changes if we incur variable-rate debt or hold derivative financial instruments in the future. Our international operations expose us to some foreign currency risk. We do not expect any of these risks to have a material effect on our financial results.

PART II. Other Information

Item 1. Legal Proceedings

See Note 8 to Unaudited Condensed Consolidated Financial Statements ("Commitments and Contingencies").

Item 2. Changes in Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

          (i) On August 25, 2000, we issued 3,011,293 shares of our common stock and warrants to purchase an additional 602,259 shares of our common stock to TCV IV, L.P. and TCV IV Strategic Partners, L.P. in exchange for approximately $50 million in cash. On that same date, we issued 602,258 shares of our common stock and warrants to purchase an additional 120,452 shares of our common stock to Microsoft Corporation in exchange for approximately $10 million in cash. The exercise price for the warrants issued in these transactions is $16.604167 per share, subject to adjustment for dilutive events. A registration statement on Form S-3 was filed on December 1, 2000 to register those shares issued in this transaction that have not been previously sold. The Form S-3 became effective on February 28, 2001.

          (ii) On March 17, 2000, we acquired Travelscape.com, Inc. by issuing approximately 3.0 million shares, stock options and warrants in exchange for all outstanding shares, stock options and warrants of Travelscape. The total value of the stock exchanged was approximately $96 million. A registration statement on Form S-3 was filed on December 1, 2000 to register those shares issued in this transaction that have not been previously sold. The Form S-3 became effective on February 28, 2001.

          (iii) On March 17, 2000, we also acquired VacationSpot.com, Inc. by issuing approximately 2.6 million shares and stock options in exchange for all of the outstanding shares and stock options of VacationSpot. The total value of the stock exchanged was approximately $82 million. A registration statement on Form S-3 was filed on December 1, 2000 to register those shares issued in this transaction that have not been previously sold. The Form S-3 became effective on February 28, 2001.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1	Amended and Restated Services Agreement with Microsoft Corporation
Exhibit 10.2	Travelscape Office Lease

(b) Reports on Form 8-K

The Company has filed the following reports on Form 8-K:

     (i) Form 8-K dated April 2, 2001 submitting the press release issued by the Company indicating that it had reached an agreement with Northwest Airlines and KLM regarding commissions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001

By:	/s/ Gregory S. Stanger

Gregory S. Stanger
Senior Vice President and Chief
Financial Officer
(Principal Financial and
Accounting Officer)