Form 10-K405
period 2001-06-30
EXPEDIA INC
filed 2001-08-22
CIK 1095357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(for the transition period from to )

Commission File No. 000-27429

EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1996083
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

13810 SE Eastgate Way, Suite 400
Bellevue, Washington 98005
(Address of Principal Executive Offices)

(425) 564-7200
(Registrant’s Telephone Number, Including Area Code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on August 3, 2001, as reported on the Nasdaq National Market was approximately $580 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13D or 13G filed with the Commission and is as of August 3, 2001. This determination of affiliate status is not a conclusive determination for other purposes.

          The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share as of August 3, 2001, was 50,619,000.

DOCUMENTS INCORPORATED BY REFERENCE

          Expedia, Inc. is incorporating by reference the information required by Part III of this annual report on Form 10-K from the proxy statement relating to the transaction with USA Networks, Inc. and Microsoft discussed on page 4 of this annual report, which includes disclosure for our 2002 annual meeting of stockholders (“proxy statement”). The proxy statement will be filed on the same date as this annual report.

          Our operations are subject to a number of risks. You may find a discussion of those risks in the proxy statement under the section entitled “Risk Factors Relating to Expedia.” Expedia, Inc. is also incorporating by reference these Risk Factors into this annual report.

          This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements also include statements regarding the extent and timing of our future revenues and expenses and customer demand, statements regarding the deployment of our products and services, and statements regarding our reliance on third parties. Sections which contain numerous forward-looking statements include: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” both of which appear later in this annual report, as well as “Risk Factors Relating to Expedia” which appears in the proxy statement.

          We have based all of our forward-looking statements on information available to us on the date of this annual report, and we are not obligated to update any of these forward-looking statements. You should note that our actual results could differ materially from the forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

          Expedia was formed as a Washington corporation in August 1999 and was initially wholly owned by Microsoft Corporation. In November 1999, Microsoft sold approximately 20% of its interest in Expedia to the public through Expedia’s initial public offering. Microsoft’s interest has since been further diluted as a result of option exercises, subsequent share offerings, and shares issued in connection with acquisitions.

          We are a leading provider of branded online travel services for leisure and small business travelers. We were ranked the seventh largest travel agency in the U.S in 2000 by Travel Weekly and are the second largest online travel agency. Our long term goal is to become the largest and most profitable provider of travel services in the world.

          We operate full service travel agency websites targeted at customers in a number of geographies. In the United States, we operate Expedia.com®; in the United Kingdom, we operate Expedia.co.uk; in Germany, we operate Expedia.de; and in Canada, we operate Expedia.ca™. We also operate the Travelscape.com™, LVRS.com, VacationSpot.com™ and Rent-a-Holiday.com websites. In addition, we operate a private label travel website under the Worldwide Technology Enterprises (WWTE) brand.

          We use technology to make the travel planning process easier for our customers. Our technology is designed to give customers the ability to see and evaluate the broad range of travel options that are available, and make a purchase that meets their needs for price and convenience. We provide our customers with real-time access to schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, and cruises. Our websites feature content which give our customers information about destinations they may wish to visit.

          We sell travel services to our customers under two different business models, the agency model and the merchant model. Under the agency model, we act as an agent in the transaction, passing a customer’s reservation to the airline, hotel or car rental company and receiving a commission from the supplier for our services. In an agency transaction, the supplier determines the retail price that the customer pays, and the supplier acts as the merchant in the transaction. Under the merchant model, we are the merchant in the transaction. Our suppliers make inventory (airline seats, hotel rooms, car rentals and other ground based travel services) available to us at wholesale, or “net”, rates. We then determine the retail price that the customer pays and we then process the transactions by buying the inventory and selling it to the customer. The merchant model allows us to offer better prices to our customers by negotiating and passing along lower net rates from suppliers. The merchant business generally delivers higher revenue per transaction to us.

          Our travel planning services constitute a global travel marketplace, enabling travel service suppliers to extend their marketing reach via our online websites. Through our websites and customer call centers, suppliers can reach a large audience of consumers who are actively engaged in planning and purchasing travel. We offer suppliers a broad range of merchandising and advertising strategies designed to increase their revenues, while at the same time using technology to reduce transaction and customer service costs. We currently offer travel services provided by 450 airlines, 43,000 lodging properties and all major car rental companies.

          We derive our revenue from transactions on our websites, transactions initiated on affiliates’ websites and sales of advertisements on our websites. We also license components of our technology to Northwest Airlines and to Worldspan, a computer reservation system company.

          Since launching our online travel service in October 1996, we have experienced significant growth in our traffic and the amount of travel purchased through our travel planning services. From July 2000 to June 2001, travel purchases on our websites totaled more than $2.4 billion.

Recent Developments

          On July 16, 2001, we announced that USA Networks, Inc. has agreed to acquire a controlling interest in Expedia through a subsidiary merger involving the purchase of up to 37.5 million of our common shares, which would represent approximately 75% of our currently outstanding shares. Under the terms of the transaction agreements, each of our shareholders will have the option, with respect to each common share it owns, to elect to either (1) retain its Expedia share and in addition receive warrants to acquire Expedia common stock or (2) exchange its Expedia share for a package of USA securities consisting of USA common stock, USA convertible redeemable preferred stock and warrants to acquire USA common stock. Under the terms of the transaction agreements, Microsoft has agreed to transfer all of its 33.7 million shares of Expedia common stock and warrants to purchase Expedia common stock to USA Networks, subject to pro-ration if holders of more than 37.5 million Expedia common shares elect to receive the package of USA securities. Following the completion of the transactions, Expedia will also own various travel and media-related assets previously owned by USA. In addition, we will distribute warrants to acquire Expedia common stock to holders of Expedia employee stock options and, in certain cases, to holders of existing Expedia warrants. At the closing of the transactions, USA will own between 67% and 75% of the outstanding equity and over 90% of the voting interest in Expedia. USA’s ownership percentage is dependent on the number of Expedia shares exchanged for the USA securities. The remaining Expedia equity will be held by the public and potentially Microsoft, depending on pro-ration as discussed above. These transactions are expected to be completed by the end of December 2001 and are subject to customary regulatory approvals and closing conditions.

Industry Background

          The travel industry is very large and highly fragmented. According to the World Travel and Tourism Council, spending for calendar year 2001 is estimated at $4.5 trillion. Of this amount, approximately $2.1 trillion is attributable to leisure travel and tourism.

          Consumers planning and purchasing a trip generally engage in a predictable process that begins with consideration of destinations, dates and budgets, and progresses to a series of purchase decisions involving transportation, accommodations and destination activities. In the offline world, this planning and purchasing process is inefficient because it requires consumers to spend a significant amount of time piecing together the information they need to plan and purchase a trip from a variety of sources. Consumers frequently consult multiple sources, such as guidebooks, magazines, travel agents, friends, co-workers and disparate travel suppliers, to gather information for each element of their trip.

          Travel suppliers located around the world compete for business from travel consumers. This supplier community includes hundreds of airlines, thousands of hotels, dozens of car rental companies, numerous vacation packagers and cruise lines and hundreds of thousands of destination services merchants such as restaurants, attractions, and local transportation and tour providers. These suppliers spend substantial amounts of money to reach and attract potential purchasers. The fragmented nature of the global consumer travel market makes it difficult and inefficient for suppliers to target those consumers who are currently engaged in the travel planning process.

          Consumers and suppliers have traditionally relied on travel agents as intermediaries to bring them together. However, traditional travel agents are not the most efficient means of connecting suppliers with interested travelers. Although traditional travel agents generally have access to comprehensive information on the availability and pricing of airline seats through computer reservations systems such as Worldspan, Sabre and Galileo, time and resource constraints make it difficult for travel agents to provide consumers reliable, personalized or comprehensive travel information.

          Traditional computer reservation systems also have significant constraints. Because they are based on mainframe computer systems that are expensive to operate, expand and maintain, they limit the ability of travel agents to conduct deep and broad searches of available airline, hotel or car rental inventory. This makes it difficult for the travel agent to find the best prices or itineraries. Furthermore, traditional computer reservations systems are not well-suited to maintaining detailed information about travel inventory such as descriptive editorial or visual material regarding the different hotels, resorts, cruises and vacation packages.

Our Solution

          We have created a leading online marketplace for researching, buying and selling travel-related services. Our Internet-based travel marketplace offers consumers a convenient, comprehensive and personalized source of travel information and services, and satisfies the needs of a broad range of travel suppliers to cost-effectively market and sell their services to a large audience that is actively engaged in planning and purchasing travel services. We have built an underlying technology infrastructure that enables buyers and sellers to transact in a reliable, scalable and secure environment.

Our Technology Advantage

          We use technology to make the process of planning and buying travel simple for our customers. Our goal is to deliver technology that empowers customers to become their own travel agent and make fully informed decisions about their choice of travel services.

          Since 1996, we have invested significant resources in developing proprietary, “next-generation” fare searching, pricing and inventory management technology. This culminated in the January 2001 launch of the Expert Searching and Pricing (ESP) platform, which gives customers significantly enhanced visibility into the range of travel options available to them as they are planning their trips. ESP delivers advances in a number of areas of our business.

•
In the flight search area, the ESP platform moves itinerary pricing functionality from traditional mainframe-based computer reservations systems to a more scalable and cost effective Windows platform. This allows us to increase the number of priced itineraries we can present to a customer from an industry standard of 8 to 12 to an average of 450 per inquiry. By significantly increasing the number of priced itineraries we increase the amount of choice and control our customers have over their travel planning, allowing customers to make choices on a flight-by-flight basis, rather than the current industry standard itinerary-by-itinerary basis. Customers can sort available flights by price, airline, duration and departure and arrival times, giving them greater control over their travel planning than has traditionally been available.

•
The ESP platform allows customers to combine various inventory types into “build-your-own” packages. In January 2001, we introduced Expedia® Packages, allowing customers to combine air and hotel inventory to create custom travel packages. Unlike standard brochure-based vacation packages that offer few choices of departure times, length of stay or destination, customers can tailor Expedia’s packages to meet their exact needs, choosing their own components online and receiving immediate pricing and availability. Over time, additional destination services will be added to the package options, including car rentals, attraction tickets, airport transfers and similar package components.

•
Dynamic packaging of travel components also offers benefits to suppliers. Many suppliers are often willing to offer lower prices on their inventory when it is sold in packages, provided that the prices of the individual components are not visible to the consumer. This allows suppliers to improve yield without compromising the integrity of their published rates or revealing their pricing strategies to their competitors. This in turn benefits our customers by allowing them to get better value when buying their travel from us.

•
Finally, the ESP platform allows us to bring an “opaque priced” air offering called Expedia® Bargain Fares (EBFs) to our customers. EBFs offer consumers discounts of 10% to 60% off published rates on approximately 20 airlines. EBFs represent special negotiated rates with airlines worldwide. EBFs show customers the date and price in the initial itinerary queries but do not disclose the airline or flight times until after the purchase. The Expert Searching and Pricing platform allows us to display Expedia Bargain Fares alongside published fare offerings on the main flight search results page, giving consumers more options to choose from and giving our airline supplier partners more ways to achieve their marketing objectives.

          We have also made significant investments in other technology areas. In particular, we have built a Customer Relationship Management (CRM) system that allows us to interact with our customers in a personalized manner through our websites, email and our customer service channels.

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

          Our technology leadership and the scalability of our platform has also enabled us to generate revenue by licensing parts of our platform to third parties and by providing private-label car and hotel booking services for partner websites through our WWTE business. In order to support this, we have invested in building technology that allows us to deliver the benefit of the Expert Searching and Pricing platform to our private-label partners through our WWTE business.

Compelling Value for Consumers

          We deliver value to consumers by offering powerful travel planning tools that allow them to compare the travel offerings of multiple suppliers and make an informed decision as to which offering suits their individual needs best. We offer consumers access to a range of published and negotiated rate offerings. Through our merchant products, we deliver value to our customers by using our size to negotiate with our merchant business suppliers to deliver the most attractive prices possible to our customers. Our privacy policies and procedures have passed three important privacy tests, winning the Better Business Bureau’s Online Privacy seal and the TRUSTe privacy seal and successfully completing a privacy audit by PricewaterhouseCoopers.

Compelling Value for Travel Suppliers

          Through our websites, suppliers worldwide can reach a large audience of consumers who are actively engaged in planning and purchasing travel. In conjunction with our websites, suppliers can pursue a range of innovative, targeted merchandising and advertising strategies designed to increase revenues while at the same time reducing transaction and customer service costs. In particular, by working with us in our merchant businesses, suppliers can fill hotel rooms and airline seats that would otherwise have gone unfilled, allowing them to achieve incremental revenue and incremental profits, while allowing us to deliver value to our customers.

Our Strategy

          Our objective is to create long term shareholder value by creating a business that delivers significant value to customers and to suppliers with each travel purchase, and has sustainable sources of competitive differentiation. The key elements of our strategy are as follows:

Increase the size of our customer base

          We plan to increase our customer base by continuing to invest in increasing awareness of the Expedia brand. We believe that this increased awareness will cause increased numbers of consumers to visit our websites. Our current brand-building campaign includes a substantial advertising presence in both online media and offline media. In the United States, we have decided to focus spending on the Expedia brand going forward and therefore will discontinue our spending on the Travelscape® and LVRS™ brands coinciding with the redirection of web traffic from the Travelscape.com and LVRS.com websites to Expedia.com in August 2001.

          We have an affiliate program that allows partners to drive potential customers to co-branded Expedia/partner websites and in return receive a performance payment for each transaction that subsequently occurs. In addition, we recently launched our WWTE private label program which allows partners who prefer a private label solution to make our technology solutions and inventory available to their customers under their own brand.

Sell more to our customers by enhancing the customer experience and improving cross-sell

          We plan to sell more travel services to our customers by enhancing the customer experience of purchasing travel online and therefore increasing customer loyalty. We will do this by continuing our investment in technology to make our search tools and services easier to use and more powerful. We will also continue to negotiate with suppliers to allow us to offer the most competitive pricing possible for our customers. We also plan to invest in building cross-sell, customer relationship management and personalization technologies in order to allow us to sell more to our customers by presenting them with relevant travel offerings while they are planning their travel. Finally, we plan to increase the range of destination service offerings that we are able to offer our customers, reaching beyond air, car, hotel and cruise products to include destination tours, tickets, ground transportation, parking and insurance. We will cross-sell this inventory to customers who buy air, car and hotel services and we will integrate these offerings into our dynamic package products. These destination services offerings will also allow us to achieve a greater share of customers travel spending, and will enhance our customers’ travel planning experience.

Improve margins by delivering greater value to suppliers

          Strong supplier relationships are crucial to the success of our business. We hope to strengthen the margins on our travel sales by finding ways to deliver greater value to our supplier partners as they pursue their merchandising objectives. Our continued development of the merchant model is a key part of this strategy, allowing us to deliver incremental bookings to suppliers and help them sell inventory that would otherwise have gone unsold. In the merchant business model, suppliers make inventory available to us at discounted wholesale prices and we then determine the retail price to the traveler. The merchant model allows us to offer more competitive prices to our customers while also generating a higher level of gross profit per transaction. In contrast, the agency business model is one in which the supplier fixes the retail price and the agent is paid on a commission or flat fee basis. Merchant transactions for Expedia include the sale of negotiated rate hotel rooms, air tickets and packages. We also plan to expand our merchant offerings into cars and other destination services.

Use technology to achieve sustainable competitive differentiation

          The size and fragmentation of the travel industry combined with the virtual nature of travel reservations create an opportunity for us to develop complex technology that delivers real and meaningful customer and supplier benefits. We see software development as a core competency of Expedia, which we believe will allow us to continue to create sustainable technology-based competitive differentiation. For these reasons, we plan to continue to enhance the functionality and underlying infrastructure of our websites. We intend to focus on delivering powerful travel planning features that are easy to use. We also intend to invest in building technology that empowers our customers to make better informed travel planning decisions, and that allows us to help suppliers meet their marketing objectives.

Our Travel Planning Services- Worldwide

          We offer our travel planning services in the United States, the United Kingdom, Germany and Canada. During the fiscal year ended June 30, 2001, $9.8 million of our total revenues of $222.2 million came from our international operations.

United States—Expedia.com

          In the United States, we offer customers a broad range of features through the Expedia.com website. These features include:

          Flight, Hotel, Package, Car and Cruise.     Consumers can search for and compare airline, rental car, hotel room and cruise pricing and availability information and can also purchase tickets or make reservations by selecting from our published rate and negotiated rate offerings. In addition, consumers can combine elements of their trip into custom built packages through cross-selling tools in either the flight section or the package section of Expedia.

          Destination Guides.    Guides to more than 150 destinations highlight what to see and do and provide essential planning information such as weather, maps, and local transportation. Guides to the most popular destinations include exclusive, seasonally updated Expedia® Recommends articles and content licensed from Fodors.com.

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

          Traveler Alerts and News.    On our websites and in e-mails to customers, editors post timely alerts to travel-service disruptions. We publish safety and health advisories for destinations worldwide, and report on travel policies, services, and attractions of general interest. Our airport guides cover more than 40 US and international locations.

          Mapping.    We provide street-level maps of North America and Europe, topographic maps of places around the world, and detailed, turn-by-turn driving directions throughout North America and Europe. Our Hotel Wizard maps lodging locations and shows their availability status.

Flight Status. Customers can use this feature to check the expected arrival times of flights in progress.

          24 x 7 Customer Service at 1-800 EXPEDIA.    For all of our travel offerings, we provide a rich agent-based support service. This service is accessible through toll-free, 24-hour-a-day, seven-day-a-week telephone support or via email. For purposes of operational flexibility, we provide this support infrastructure with a combination of in-house and outsourced call centers. Customer support is split between our own call center in Las Vegas and two outsourced partners. All supplier support is managed by Expedia employees.

United Kingdom—Expedia.co.uk

          In the United Kingdom, we operate a leading online travel service at Expedia.co.uk. This marketplace offers a number of features customized to the needs of consumers and suppliers in the United Kingdom. Features include:

Negotiated Fares. We offer proprietary airfares through our arrangements with MTG Limited UK (Thomas Cook) and integrate both negotiated and published fares in a single display.

Holiday Shop. This service allows customers in the United Kingdom to browse vacation package offerings which depart from the United Kingdom.

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

          United Kingdom Strategic Relationships.    We have developed strategic relationships in the United Kingdom, including relationships with British Airways and MTG Limited UK (Thomas Cook). These relationships enable us to expand our localization features such as negotiated fares, provide local editorial content and extend our regional distribution channels.

Travel Insurance. We offer travelers the ability to purchase travel insurance in the United Kingdom through our website.

Germany—Expedia.de

          In Germany, we operate a leading online travel service at Expedia.de. This marketplace offers a number of features customized to the needs of consumers and suppliers in Germany. These features include:

Package Tours Database. Given the popularity of vacation package tours in Germany, we provide customers with last minute deals, charter flights, special packages and also brochured packages.

Negotiated Fares. We offer proprietary negotiated airfares through our relationship with Deutsches Reiseburo and integrate negotiated and published fares in a single display on our website.

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

Canada—Expedia.ca

          In Canada, we operate a leading online travel service at Expedia.ca. This marketplace offers a number of features customized to the needs of consumers and suppliers in Canada. These features include:

Packaged Holidays. Expedia.ca allows Canadians to shop for hundreds of packaged vacations from some of Canada’s most popular tour operators.

Localized Customer Service. Expedia.ca works jointly with BTI Canada and TRX to provide local ticket issuance and call center support for Canadian travelers.

          Localized Editorial Content.    Our in-country team ensures that content on the website addresses the unique travel requirements and interests of Canadians, leveraging U.S. and U.K. content where appropriate.

Canadian Strategic Relationships. Expedia.ca counts many of Canada’s premiere travel suppliers among its strategic partners, including BTI Canada, Canada 3000, Signature Vacations and others.

Relationship with MSN

          We manage the travel channel on MSN.com in the United States and other international Microsoft sites such as MSN UK, MSN Canada and MSN Germany. According to Media Metrix, MSN.com is the third most visited website on the Internet, attracting over 39 million unique visitors in May 2000. During fiscal 2001, we signed an agreement extending our multi-faceted MSN contract through June 2005.

Consumer Marketing

          Our ability to build awareness of the Expedia brand, our ability to attract visitors to the Expedia websites, our ability to convert those visitors into purchasing customers and our ability to convert first-time purchasers into repeat customers are important drivers of our business. We build our brand through our advertising and promotional activities, both online and in traditional television, radio and print media, and through our work with influential members of the press and industry analysts. Converting website visitors into purchasers entails a combination of broad purchase-related promotions, merchandising relevant and available offers and the offering of superior selection and quality of travel inventory. We believe that we have been successful in building our customer base by focusing on enhanced customer satisfaction, personalization and implementation of customer relationship management technologies.

Sales and Supplier Relations

          Our advertising sales efforts are directed toward building relationships that complement Expedia’s offerings. This includes both traditional media placements and partnerships that integrate our partners’ product offerings within the Expedia websites. In this past year, we have invested in building our regional advertising sales force and account management team, as well as installing new online advertising serving technology.

          The primary focus of our supplier relations team is to build and maintain long-term strategic relationships with the supplier community. To this end, we have a dedicated team of account executives who work with suppliers to increase the sales of their products within the Expedia marketplace. It is this team that is responsible for creating and delivering promotional opportunities to the supplier community. Our supplier relations team is responsible for setting prices on our merchant inventory products, and negotiating inventory allocation with our supplier partners. The supplier relations team is also responsible for working with the Expedia development and marketing teams to design new products that meet the specific needs of both the supplier community and our customers.

Competition

          The online travel services market is rapidly evolving and intensely competitive, and we expect competition to increase. We compete on the basis of feature differentiation and usability, which are products of our technology leadership; customer service; quality of travel planning content and advice; and breadth and value of travel products and services offered. We make available to our customers a wide range of products and prices offered by our travel suppliers and by Expedia.

          In the United States, we compete primarily with online travel services and with traditional travel distribution channels. In the online travel services market, we compete with other entities that maintain commercial websites providing online travel services, such as Travelocity.com, Hotel Reservations Network, Priceline.com, CheapTickets.com, Biztravel.com (operated by Rosenbluth Travel), Worldres.com and Trip.com (owned by Galileo International Inc.). We also compete with supplier-owned sites such as United.com, Delta.com and Marriott.com. We also compete with entities that aggregate fares from multiple web sites and/or suppliers, such as Qixo, Farechase and Sidestep. We also compete with many of these same parties and others in the provision of private-label booking services to affiliate sites, including those of airlines.

           Two new competitors emerged in our fiscal year 2001. Orbitz, launched in June 2001, is a website owned by American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines, and was created as an alternative to independent online travel agencies such as Expedia. Orbitz sells both published and non-published fare airline seats. Meanwhile, Hotwire, a website whose owners include American Airlines, America West Airlines, Continental Airlines, Northwest Airlines, United Air Lines and US Airways, launched in the fall of 2000. Hotwire distributes airline seats and reservations based on discounted fares for the airlines. Several traditional travel agencies, including larger travel agencies such as Carlson Wagonlit Travel, have established, or may establish in the future, commercial websites offering online travel services.

          Internationally we compete with a different set of participants in each market, ranging from traditional travel agents, market-specific websites and United States competitors with international operations. In the United Kingdom, local online competitors include LastMinute.com and Ebookers.com. In Germany, local online competitors include Travelchannel.de and iFAO. In Canada, local online competitors include Exit.ca and Tripeze.com.

Proprietary Rights

          Our intellectual property rights relate to trademarks and domain names associated with the names “Expedia,” “Travelscape,” “Las Vegas Reservation Services,” “VacationSpot”, “Rent-a-Holiday” and “WWTE” and copyrights and other rights associated with our websites, our software and other aspects of our business and technology. We rely on trademark and trade secret protection law, copyright law and confidentiality and/or license agreements with our employees, customers, associates and others to protect our proprietary rights. We pursue the defense and regulation of our key trademarks and service marks in the United States and internationally.

          We license the right to use some of Microsoft’s retail products and other technology pursuant to our license agreements with Microsoft. In addition, we currently license, on a perpetual and royalty-free basis, patent rights from Microsoft that relate to our business. See Item 13 “Certain Relationships and Related Transactions”.

          During the fiscal year ended June 30, 2001, we licensed components of our travel website technology and editorial content to selected airlines and American Express. The American Express license and one of the airline licenses terminated in June 2001. In addition, we license trademark rights to the Expedia brand to third parties, one of whom publishes Expedia Travels Magazine and one of whom operates the Expedia.com® Cafe. We may license other intellectual property rights to third parties in the future. We also license components of our technology to Worldspan, a computer reservation system company.

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

          In 1997, the U.S. Department of Transportation (DOT) issued an Advance Notice of Proposed Rulemaking relating to its regulations for computer reservation systems (CRS). By that notice, the DOT solicited further comments on, among other things, whether they should extend the CRS regulations to entities such as Expedia that provide consumers airline information and booking services through the Internet. We submitted comments in response to this notice. If the DOT decides to regulate Expedia as a CRS it may significantly increase our cost of operations and decrease our ability to negotiate with airlines for special fares on behalf of our customers.

Employees

          As of June 30, 2001, we employed a total of 846 full-time employees. In addition, we contract for the services of 50 employees of temporary staffing firms.

          Our ability to attract and retain highly qualified employees will be important to our success in maintaining online leadership. We have a policy of using equity-based compensation programs to reward and motivate significant contributors among our employees. Competition for qualified personnel in the high-tech and travel industries is intense. Our employees are not presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

          Our headquarters are located in Bellevue, Washington in a leased space consisting of approximately 98,000 square feet and housing our principal administrative, sales and marketing, customer service and computer and communications systems facilities. Our leases for these spaces expire from April 2003 to June 2007. The lease payments are allocated to the Transportation, Destinations, Advertising and Corporate segments based on utilization factors.

          Travelscape.com, Inc. is headquartered in Las Vegas, Nevada in a leased space consisting of approximately 53,000 square feet. The payments relating to this lease are allocated to the Transportation and Destinations segments based on a utilization factor. We are currently in negotiations to sell the land and building owned by Expedia in Las Vegas, Nevada which was previously the headquarters of Travelscape.com, Inc. This building has approximately 9,100 square feet.

          We also lease office spaces consisting of approximately 4,100 square feet in Brussels, Belgium for our Rent-a-Holiday and European lodging destinations operations, approximately 400 square feet in Paris, France and approximately 400 square feet in Toronto, Canada. In the United Kingdom and Germany, our offices are provided by Microsoft who charges us a monthly fee. These lease payments are recorded in the International segment.

ITEM 3.    LEGAL PROCEEDINGS

          On June 5, 2001, the first of multiple class action complaints alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 was filed in the Southern District of New York against the Company, certain of its officers and directors and certain underwriters of the Company’s initial public offering. The complaint alleges that the prospectus pursuant to which shares were sold in the IPO was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid commissions by certain customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of the Company in the aftermarket in return for an allocation of shares in the IPO. Plaintiffs contend that, as a result of those omissions from the prospectus, the price of the Company stock was artificially inflated between November 9, 1999 and October 12, 2000 (or December 6, 2000 with respect to the second complaint) and that the defendants are liable for unspecified damages to those persons who purchased the Company stock during that period. We intend to defend this matter vigorously.

          In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters, including the securities class action, will not have a material impact to our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted for a vote of Expedia’s stockholders during the fourth quarter of the 2001 fiscal year.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Our common stock has been traded on the Nasdaq National Market under the symbol EXPE since November 10, 1999. The following table sets forth the high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal year ended June 30, 2000
Quarter ended December 31, 1999 (from November 10, 1999)	$56.00	$14.00
Quarter ended March 31, 2000	38.38	19.00
Quarter ended June 30, 2000	21.75	14.00
Fiscal year ended June 30, 2001
Quarter ended September 30, 2000	21.00	13.00
Quarter ended December 31, 2000	16.44	8.69
Quarter ended March 31, 2001	17.88	9.25
Quarter ended June 30, 2001	46.60	13.38

          As of August 3, 2001, the closing sale price was $44.60. As of July 13, 2001, which represents the date immediately prior to the public announcement of USA Networks, Inc.’s acquisition of a controlling interest in Expedia, Inc., the sale price for our common stock was $48.70.

          As of August 3, 2001, there were approximately 320 holders of record of our common stock and 50,619,000 shares of our common stock outstanding including 33,602,000 owned by Microsoft. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

          We have never declared or paid any cash dividends on our capital stock or other securities. We currently generate losses and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

          On August 25, 2000, we issued, pursuant to Regulation D of the Securities Act, 3,011,293 shares of our common stock and warrants to purchase an additional 602,259 shares of our common stock to TCV IV, L.P. and TCV IV Strategic Partners, L.P. in exchange for approximately $50 million in cash. On that same date, we issued, pursuant to Regulation D, 602,258 shares of our common stock and warrants to purchase an additional 120,452 shares of our common stock to Microsoft in exchange for approximately $10 million in cash.

Use of Proceeds from Sales of Registered Securities

          On February 28, 2001, we filed a registration statement for 9,183,884 shares of common stock. Of this amount, approximately 5.6 million shares related to the sale of our common stock by the former shareholders of Travelscape.com, Inc. and VacationSpot.com, Inc., who sold some or all of the common stock that they received in exchange for their Travelscape or VacationSpot shares. We did not receive any proceeds from this portion of the public offering. In addition, the registration statement covered the sale of approximately 3.6 million shares of common stock to Microsoft, TCV IV L.P. and TCV IV Strategic Partners, L.P., in August 2000 in exchange for approximately $60 million. This money, along with our positive cash flow, is available for general corporate use.

ITEM 6.    SELECTED FINANCIAL DATA

          The following selected financial data should be read together with our financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statement of operations data for the years ended June 30, 1999, 2000 and 2001 and the balance sheet data as of June 30, 2000 and 2001 are derived from our audited financial statements which have been audited by Deloitte & Touche LLP, independent public accountants, and together with their report, are included elsewhere in this annual report. The statement of operations data for the years ended 1997 and 1998 and the balance sheet data as of June 30, 1998 and 1999 are derived from audited financial statements not included herein.

          The balance sheet data as of June 30, 1997 are derived from unaudited financial statements not included herein. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the information for these periods.

	Years ended June 30,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Statement of Operations Data:
Agency revenues	$ 1,715	$ 6,866	$ 24,677	$ 59,534	$122,987
Merchant revenues	—	—	—	10,912	64,548
Advertising and other revenues	1,027	6,961	14,022	24,185	34,685

Revenues	2,742	13,827	38,699	94,631	222,220

Cost of agency revenues	3,176	8,996	14,548	34,136	53,427
Cost of merchant revenues	—	—	—	3,369	17,567
Cost of advertising and other revenues	103	696	1,402	2,643	3,280

Cost of revenues	3,279	9,692	15,950	40,148	74,274

Gross profit (loss)	(537)	4,135	22,749	54,483	147,946

Operating expenses	28,384	33,613	42,351	96,599	137,381
Operating expenses—non-cash	—	—	—	78,552	93,209

Loss from operations	(28,921)	(29,478)	(19,602)	(120,668)	(82,644)
Net interest income and other	—	—	—	2,353	4,591

Net loss	$(28,921)	$(29,478)	$(19,602)	$(118,315)	$(78,053)

Basic and diluted net loss per share					$ (1.65)

Pro forma basic and diluted net loss per share			$ (0.59)	$ (3.11)

Weighted average shares used to compute basic and diluted net loss per common share					47,210

Weighted average shares used to compute pro forma basic and diluted net loss per common share			33,000	38,044

Balance Sheet Data:
Cash and cash equivalents	$ —	$ —	$ —	$ 60,670	$182,161
Working capital	658	4,814	1,390	20,122	96,147
Total assets	1,645	8,333	5,756	273,050	389,844
Unearned revenue	2,337	7,963	6,215	9,696	1,545
Deferred merchant bookings	—	—	—	14,424	80,326
Long-term liabilities, net of current portion	—	5,820	3,851	4,557	1,303
Accumulated deficit	(37,684)	(67,162)	(86,764)	—	—
Retained deficit	—	—	—	(113,365)	(191,418)
Total stockholders’ equity (owner’s net deficit)	(721)	(92)	(1,675)	207,496	230,999

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors Relating to Expedia” in our proxy statement filed on the same date as this annual report.

Overview

          Prior to October 1, 1999, we conducted business as an operating unit of Microsoft. Our statements of operations and balance sheets were derived from the historic books and records of Microsoft and included cost allocations from Microsoft. We believe that the allocated amounts are reasonable and reflective of our proportionate share of such expenses and are not materially different from those that would have been incurred on a stand alone basis. On October 1, 1999, the effective date of the contribution agreement, Microsoft contributed assets in exchange for our common stock. From that date forward, our books and records have been maintained separately from Microsoft’s.

          Our agency revenues are derived from airline ticket transactions, hotel, cruise and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. These revenues represent both commissions and fees related to the sale of airline tickets. Airline ticket commissions are determined by individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. Fees from the sale of airline tickets also include performance-based revenues from our global distribution partner and express fee revenues where we charge customers for processing and delivering paper tickets via express mail if they choose not to use electronic tickets or electronic tickets are not available. In addition, certain contracts with suppliers contain override commissions typically related to achieving sales targets.

          We recognize agency revenues on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is not recognized because we receive a cancellation fee from the airlines which is at least equivalent to our commission on the cancelled reservation. We recognize agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or a supplier or on receipt of the commissions from an individual supplier. Override commissions are recognized at the end of each period based upon our attainment predetermined target sales levels.

          Our merchant revenue is derived from transactions where we are the merchant of record and determine the ticket price or room rate. We have agreements with hotels for blocks of rooms that we sell and these sales generate the majority of our total merchant revenues. We do not have purchase obligations for unsold hotel rooms or airline tickets.

          We have adopted the accounting methodology and revenue presentation described in Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, during the 2001 fiscal year. All merchant transactions are currently recorded at the net amount. That is the amount charged to the customer less the amount paid to the supplier. Previously, we reported on a gross basis whereby the gross amount paid by the customer was reported as revenue and the amount we paid to the supplier was reported as part of the cost of revenue. All prior period information has been adjusted to reflect the new presentation. Recognition of merchant revenue occurs on the date of the traveler’s flight or stay.

          Three new sources of revenue have been recently introduced by Expedia. In June 2000, we introduced the Expedia® Special Rate (ESR) product feature. ESRs represent special negotiated rates with hotels worldwide, which are available on the Expedia websites. Revenues from ESRs are classified as merchant revenues. In December 2000, we introduced the new Expedia® Vacation Packages product which enables customers to customize their trip by selecting their itinerary, airline and hotel of choice for all one package price. The Expedia Vacation Packages product often consists of a combination of agency and merchant revenues. During the March 2001 quarter, we introduced the Expedia® Bargain Fares (EBF) product. EBFs represent special negotiated rates with airlines worldwide. EBFs show customers the date and price up front but do not disclose the airline or flight times until after the purchase. Revenues from all three of these new products are classified as merchant revenues.

          Additionally, we derive revenues from the sales of advertisements on our websites and listing revenues from our VacationSpot and Rent-a-Holiday websites. We generally recognize advertising and listing revenues ratably over the advertising period, depending on the terms of the advertising contract. Fees from the licensing of software to our airline and corporate customers are another source of revenues. The fixed portion of these license fees are recognized ratably over the terms of the contracts. Transaction-based fees are recognized when the relevant transactions occur.

          We launched our Expedia.ca website in Canada in fiscal 1998, in the United Kingdom (Expedia.uk) in fiscal 1999 and in Germany (Expedia.de) in fiscal 2000. Rent-a-Holiday.com, based in Belgium, was acquired as part of the VacationSpot acquisition. As a result of increased transaction activity from these websites and websites slated to be launched for other geographic markets we may enter, we expect international revenues to continue to increase.

          The costs of agency revenues consist of fees paid to our fulfillment vendors for the costs associated with issuing airline tickets and related customer services, reserves and related payments to the airlines for tickets purchased with fraudulent credit cards, fees paid to our global distribution partner for use of their computer reservation and information services system and allocated and direct internal costs for the operation of our data center and call center. The costs of merchant revenues consist of credit card merchant fees and allocated and direct internal costs for the operation of our data center and call center. The costs of advertising and other revenues consist mainly of costs related to the employees who are responsible for the placement of banner and other advertisements on the websites.

          Our direct product development expenses consist primarily of compensation for personnel and development and maintenance of our websites, including enhancements to and maintenance of the sites. Our direct sales and marketing expenses consist of advertising, distribution and public relations expenses as well as personnel-related costs. Our direct general and administrative expenses consist primarily of compensation for personnel to support functions such as finance, legal and human resources.

          Prior to October 1, 1999, we were allocated operating costs incurred by Microsoft for real estate, legal, treasury, human resources, information technology and other general services. We believe that these allocations were not materially different from the costs that we would have incurred as a stand-alone entity.

          In conjunction with the contribution agreement with Microsoft, we entered into a services agreement with Microsoft on October 1, 1999 whereby Microsoft provides us with certain administrative and operational services. Accordingly, we are no longer being allocated costs from Microsoft. The original term of the services agreement was through December 31, 2000. We entered into an amended and restated services agreement, effective January 1, 2001, which was further amended as of July 1, 2001. We will enter into a second amended and restated services agreement in connection with the USA transaction (see “Recent Developments”). The second amended and restated services agreement will extend through September 30, 2002, although Microsoft may elect in limited circumstances to terminate certain services provided by Microsoft to us if Microsoft determines in good faith, after consultation with USA and Expedia that it is inappropriate for Microsoft to provide such services to an unaffiliated third party.

          Under the services agreement, fees are paid to Microsoft for certain services either on an estimated or actual cost reimbursement basis. During the course of the agreement, certain services have been and will continue to be migrated to our own systems and processes in several administrative and operational areas. Payments to Microsoft for support services will cease as of the date of migration from Microsoft.

           We divide our business into five reportable segments: Transportation, Destinations, Advertising, International, and Corporate. Segment reporting involves significant allocations of various expenses to our non-Corporate segments. These allocations are primarily based on transaction volumes and other metrics. The amortization of goodwill and intangibles and recognition of stock-based compensation are retained in the Corporate segment.

          Our revenues are impacted by the seasonality of the travel industry, particularly leisure travel.

          Our fiscal years end on June 30 of each year. References to a fiscal year, such as fiscal 2001, are to the twelve months ended June 30 of that year.

Results of Operations

          The following table sets forth our results of operations as a percentage of revenues.

	As a Percentage of Revenues
	Years ended June 30,
	1999		2000		2001
Statement of Operations Data:
Agency revenues	64%		63%		55%
Merchant revenues	0%		11%		29%
Advertising and other revenues	36%		26%		16%

Revenues	100%		100%		100%

Cost of agency revenues	38%		36%		24%
Cost of merchant revenues	0%		4%		8%
Cost of advertising and other revenues	3%		2%		1%

Cost of revenues	41%		42%		33%

Gross profit	59%		58%		67%

Operating expenses:
Product development	55%		22%		11%
Sales and marketing	38%		69%		41%
General and administrative	16%		11%		10%
Amortization of goodwill and intangibles	0%		19%		28%
Recognition of stock-based compensation	0%		64%		14%

Total operating expenses	109%		185%		104%

Loss from operations	(50%	)	(127%	)	(37%	)
Net interest income and other	0%		2%		2%

Loss before provision for income taxes	(50%	)	(125%	)	(35%	)
Provision for income taxes	0%		0%		0%

Net loss	(50%	)	(125%	)	(35%	)

Revenues
	Years ended June 30,			% Change
	1999	2000	2001	1999-2000	2000-2001
	($ in thousands)
Agency revenues	$24,677	$59,534	$122,987	141%	107%
Merchant revenues	—	10,912	64,548	n/a	492%
Advertising and other revenues	14,022	24,185	34,685	72%	43%

Revenues	$38,699	$94,631	$222,220	145%	135%

           Agency revenues reflect strong increases as internet commerce, especially travel sales, continues to gain acceptance and grow substantially. In addition to a greater number of visitors to our websites, we have also been successful in converting a greater percentage of those visitors to make purchases. During the quarters ended June 30, 2000 and June 30, 2001, the average monthly reach per Media Metrix was 6.8 million and 7.5 million, respectively. The average monthly reach represents the number of visitors which came to our websites. During the same quarters as above, the conversion rate was 4.1% and 7.0%. The conversion rate is the rate at which visitors have purchased travel products from our websites. The gross bookings for fiscal year 1999, 2000 and 2001 were $0.5 billion, $1.2 billion and $2.4 billion, respectively.

          With the acquisition of Travelscape in March 2000 and the introduction of our Expedia Special Rate (ESR) business in June 2000, we have significantly increased our merchant revenues. Also, in December 2000, we introduced the Expedia Vacation Packages business. This product enables customers to customize their trip by selecting their itinerary, airline and hotel of choice all for one package price. The Expedia Vacation Packages consist of a combination of agency and merchant revenues. The introduction of Expedia’s Expert Searching and Pricing (ESP) engine in January 2001 has provided consumers with more choice and control in choosing their travel itineraries. In addition, it has enabled us to succeed in selling more vacation packages and in merchandising a wide range of inventory types. During the quarter ended March 31, 2001, we introduced Expedia Bargain Fares (EBF), which shows customers the date and price of the airline ticket up front but does not disclose the airline or flight times until after the purchase. EBF revenues are recorded as merchant revenues.

          Due to the adoption of EITF Issue No. 99-19, revenue reporting for all merchant transactions is recorded at the net amount. Previously, we reported on a gross basis whereby the gross amount charged to the customer was reported as revenue and the amount we paid to the supplier was reported as part of the cost of revenue. All prior period information has been adjusted to reflect the netting of these amounts.

          The remainder of the increase in revenues is due to increases in advertising and licensing-related revenue. The growth rate in this area is lower because a portion of these revenues is fixed over time. In addition, advertising revenues have continued and will continue to increase at slower growth rates due to the competitive environment for internet advertising. During the next fiscal year, licensing revenue will significantly decline as the Continental Airlines and American Express licenses have terminated as of June 30, 2001 and the Northwest Airlines license is expected to terminate during the quarter ended December 31, 2001.

Cost of Revenues and Gross Profit

	Years ended June 30,			% Change
	1999	2000	2001	1999-2000	2000-2001
	($ in thousands)
Cost of agency revenues	$14,548	$34,136	$ 53,427	135%	57%
Cost of merchant revenues	—	3,369	17,567	n/a	421%
Cost of advertising and other revenues	1,402	2,643	3,280	89%	24%

Cost of revenues	$15,950	$40,148	$ 74,274	152%	85%

% of revenues	41%	42%	33%

Gross profit	$22,749	$54,483	$147,946	139%	172%
% of revenues	59%	58%	67%

          The large increase in agency revenues correlates to increased transactions processed by Expedia. As a result, the associated cost of agency revenues related to processing these transactions increased significantly during the year. Partially offsetting the increase in agency costs were decreased expenses related to fraudulent charges and lost tickets.

           The cost of merchant revenues has increased significantly as a result of the acquisition of Travelscape in March 2000, the introduction of our ESR business in June 2000, Expedia Vacation Packages business in December 2000 and EBF business during the March 31, 2001 quarter. The Expedia Vacation Packages product consists of a combination of agency and merchant cost of revenues. Due to the adoption of EITF Issue No. 99-19 for merchant transactions, costs paid to suppliers for room and airline costs are netted against revenues. The costs of merchant revenues consist of credit card merchant fees and allocated and direct costs for the operation of our data center and call center.

          The cost of advertising and other revenues has increased consistently from year to year due to attracting more advertisers to advertise on our websites as our Expedia brand increases acceptance.

          The increase in gross profit percentage in fiscal year 2001 is due to increased transaction volumes, which have created economies of scale, the growth in merchant business, which yields a higher gross profit per transaction compared to the agency business, and the growth in advertising and other revenues, which has a high profit margin. The expected termination of the licensing business will likely result in a lower gross profit percentage in the future.

Product Development

	Years ended June 30,			% Change
	1999	2000	2001	1999-2000	2000-2001
	($ in thousands)
Product development	$21,180	$20,391	$24,682	(4%)	21%
% of revenues	55%	22%	11%

          The decrease in development expenses from fiscal 1999 to 2000 is primarily due to charges from Microsoft under the services agreement starting on October 1, 1999 being somewhat lower than the amounts previously allocated from Microsoft prior to that date for development services.

          During the year ended June 30, 2001, we capitalized $5.5 million in product development costs related to website development and amortized $1.5 million of expense. Excluding the impact of this capitalization and amortization which was in accordance with a new accounting pronouncement, EITF Issue No. 00-02, expenses would have increased 41% from last year. In addition, a significant portion of the increase was related to the development of the ESP engine, which improved the choice and control available to our customers in preparing their travel itineraries. ESP was launched in January 2001. Our larger revenues result in the large decrease in product development costs as a percentage of revenues.

Sales and Marketing

	Years ended June 30,			% Change
	1999	2000	2001	1999-2000	2000-2001
	($ in thousands)
Sales and marketing	$14,888	$65,701	$90,159	341%	37%
% of revenues	38%	69%	41%

          The increases in sales and marketing expenses each year are primarily attributable to increased promotional activities intended to bring additional customers to our websites. Our promotional activities range from radio to magazine and other print media advertising, and also include domestic television ads. Also, our international advertising and promotional activities have increased significantly in order to drive increasing traffic to our United Kingdom and Germany websites. In addition, the acquisitions of Travelscape and VacationSpot in March 2000 have increased our sales and marketing costs as the year ended June 30, 2001 fully includes expenses for this period while the year ended June 30, 2000 only reflects three and a half months of these expenses. Although the costs increased, the significantly larger revenues resulted in a large decrease in sales and marketing costs as a percentage of revenues. We have decided to close the Travelscape.com and LVRS.com websites as transactional sites during the 2002 fiscal year. Visitors to these websites will be re-routed to the Expedia.com website. This action will enable domestic advertising to be focused on just one website, Expedia.com, enabling us to gain greater marketing efficiencies. We do not expect to incur any incremental direct costs associated with the close of the Travelscape.com and LVRS.com transaction engines or websites as transactions from these websites were already scheduled to be transferred to the Expedia.com transaction engine during fiscal year 2002.

General and Administrative

	Years ended June 30,			% Change
	1999	2000	2001	1999-2000	2000-2001
	($ in thousands)
General and administrative	$6,283	$10,507	$22,540	67%	115%
% of revenues	16%	11%	10%

          General and administrative costs increased in absolute terms but decreased as a percentage of revenues. We have continued to hire employees to perform functions that were not previously necessary when we were an operating unit of Microsoft and functions previously performed under our services agreement with Microsoft that are being brought in house. In addition, the acquisitions of Travelscape and VacationSpot in March 2000 increased our general and administrative costs through increased headcount as well as other related expenses. Legal fees related to the defense of the Priceline litigation also contributed to the increase in general and administrative expenses for the year ended June 30, 2001. The Priceline litigation relates to a patent infringement lawsuit which was settled with no significant settlement costs to us.

Amortization of Goodwill and Intangibles

	Years ended June 30,			% Change
	1999	2000	2001	1999-2000	2000-2001
	($ in thousands)
Amortization of goodwill and intangibles	$ 0	$17,863	$62,026	n/a	247%
% of revenues	0%	19%	28%

          Amortization of goodwill and intangibles was related to our acquisitions of Travelscape and VacationSpot in March 2000. Refer to Note 5 of our consolidated financial statements for additional information.

Recognition of Stock-Based Compensation

	Years ended June 30,			% Change
	1999	2000	2001	1999-2000	2000-2001
	($ in thousands)
Recognition of stock-based compensation	$ 0	$60,689	$31,183	n/a	(49%)
% of revenues	0%	64%	14%

          On the completion of the initial public offering, all the unvested options to purchase Microsoft common stock held by Expedia employees were converted to Expedia options. These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The starting date for amortization coincides with the initial public offering date of November 10, 1999. The decrease in the recognition of stock-based compensation from year to year relates to amortizing the expense over the vesting period of the individual options in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 28. This results in higher amortization amounts during the beginning of the amortization period. In addition, stock option forfeitures due to departing employees also decrease the recognition of stock-based compensation from year to year.

Net Interest Income and Other

	Years ended June 30,			% Change
	1999	2000	2001	1999-2000	2000-2001
	($ in thousands)

Net interest income and other	$0	$2,353	$4,591	n/a	95%
% of revenues	0%	2%	2%

          All of our operations were funded by Microsoft prior to its contribution of assets on October 1, 1999. Since their contribution, we have invested our own cash, which is in money market vehicles and other highly safe and liquid investment vehicles. Our increasing cash balance is attributable to the net proceeds from our initial public offering of stock on November 10, 1999, our private placement of stock and warrants on August 25, 2000 and our strong cash flow from operations in fiscal 2001. This has caused interest income to increase.

Segment Results

          The segment results indicated below are for the year ended June 30, 2001. Since these segments were developed by management for the first time for the quarter ended September 30, 2000, no comparative information for the prior years has been provided.

          We divide our business into five reportable segments: Transportation, Destinations, Advertising, International, and Corporate. The Transportation segment serves primarily as an agent for U.S.-originated airline tickets and car rentals. The Destinations segment generates most of its revenues from U.S.-originated hotel bookings where the Company acts as merchant of record. The Advertising segment sells advertisements on the domestic websites. The International segment generates most of its revenues as agency revenues from airline tickets, car rentals and hotel bookings on the United Kingdom, Germany, Belgium and Canada websites. The Corporate segment generates revenues from the licensing to our airline and corporate customers, and generates expenses consisting of the amortization of goodwill and intangibles, recognition of stock-based compensation and certain corporate headquarters costs.

          The Transportation segment generated $14.0 million of income from operations for the year ended June 30, 2001. This was primarily due to strong revenues from airline transactions, as internet commerce, and especially travel sales, continues to gain acceptance and grow substantially. As a result, in addition to a greater number of visitors to our websites, we have also been successful in converting a greater percentage of those visitors to make purchases.

          The Destinations segment generated $8.4 million of income from operations for the year ended June 30, 2001. We act as merchant of record on a significant portion of Destinations transactions. The introduction in June 2000 of the ESR business, which consists of offering negotiated rate hotel room on Expedia.com, the introduction in December 2000 of the Expedia Vacation Packages business, the introduction in January 2001 of the Expedia ESP engine and the introduction in March 2001 of Expedia Bargain Fares have contributed to the growth in merchant business.

          The Advertising segment generated $4.1 million of income from operations for the year ended June 30, 2001. This segment has experienced revenue growth due to increased traffic to our websites, which has created demand for banner placements and content sponsorships on our websites. Because this segment has low operating costs, it generates a strong profit margin on its revenues.

          The International segment had a $17.9 million loss from operations for the year ended June 30, 2001. Our International business is still in its development stages and we have invested in expansion by increasing promotional activities such as paper media and television ads in order to bring additional customers to the websites.

           The Corporate segment incurred significant losses from operations of $91.2 million for the year ended June 30, 2001, due to amortization of goodwill and intangibles, the recognition of stock-based compensation and certain corporate headquarter expenses. The Corporate segment also generates revenues from the licensing of our software to our airline and corporate customers. During the next fiscal year, licensing revenue will significantly decline as two licenses have terminated as of June 30, 2001 and the remaining license is expected to terminate in the quarter ending December 31, 2001.

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

	Sep. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	Jun. 30, 2000	Sep. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	Jun. 30, 2001
Revenues	$15,088	$ 17,381	$ 25,209	$ 36,953	$ 42,105	$ 44,419	$ 57,222	$78,474
Cost of revenues	5,184	6,874	13,560	14,530	16,311	16,715	18,085	23,163

Gross profit	9,904	10,507	11,649	22,423	25,794	27,704	39,137	55,311

Operating expenses:
Product development	5,393	4,452	4,765	5,781	5,270	5,862	6,289	7,261
Sales and marketing	6,732	10,584	21,356	27,029	17,899	20,878	24,783	26,599
General and administrative	2,729	1,946	2,217	3,615	5,342	5,311	5,240	6,647
Amortization of goodwill and intangibles	—	—	2,332	15,531	15,532	15,532	15,532	15,430
Recognition of stock-based compensation	—	17,252	29,659	13,778	13,617	7,150	6,477	3,939

Total operating expenses	14,854	34,234	60,329	65,734	57,660	54,733	58,321	59,876

Loss from operations	(4,950)	(23,727)	(48,680)	(43,311)	(31,866)	(27,029)	(19,184)	(4,565)
Net interest income and other	—	543	914	896	1,082	1,728	1,566	215

Loss before provision for income taxes	(4,950)	(23,184)	(47,766)	(42,415)	(30,784)	(25,301)	(17,618)	(4,350)
Provision for income taxes	—	—	—	—	—	—	—	—

Net loss	$(4,950)	$(23,184)	$(47,766)	$(42,415)	$(30,784)	$(25,301)	$(17,618)	$(4,350)

Basic and diluted net loss per share	$ —	$ —	$ (1.20)	$ (0.98)	$ (0.69)	$ (0.53)	$ (0.37)	$ (0.09)

	Sep. 30, 1999		Dec. 31, 1999		Mar. 31, 2000		Jun. 30, 2000		Sep. 30, 2000		Dec. 31, 2000		Mar. 31, 2001		Jun. 30, 2001
Revenues	100%		100%		100%		100%		100%		100%		100%		100%
Cost of revenues	34%		40%		54%		39%		39%		38%		32%		30%

Gross profit	66%		60%		46%		61%		61%		62%		68%		70%
Operating expenses:
Product development	36%		26%		19%		16%		13%		13%		11%		9%
Sales and marketing	45%		61%		85%		73%		43%		47%		43%		34%
General and administrative	18%		11%		9%		10%		13%		12%		9%		8%
Amortization of goodwill and intangibles	0%		0%		8%		42%		36%		35%		28%		20%
Recognition of stock-based compensation	0%		99%		118%		37%		32%		16%		11%		5%

Total operating expenses	99%		197%		239%		178%		137%		123%		102%		76%

Loss from operations	(33%	)	(137%	)	(193%	)	(117%	)	(76%	)	(61%	)	(34%	)	(6%	)
Net interest income and other	0%		4%		4%		2%		3%		4%		3%		0%

Loss before provision for income taxes	(33%	)	(133%	)	(189%	)	(115%	)	(73%	)	(57%	)	(31%	)	(6%	)
Provision for income taxes	0%		0%		0%		0%		0%		0%		0%		0%

Net loss	(33%	)	(133%	)	(189%	)	(115%	)	(73%	)	(57%	)	(31%	)	(6%	)

Liquidity and Capital Resources

          During the years ended June 30, 1999 and 2000, net cash used by operating activities was $17.4 million and $30.9 million, respectively. A large increase in accounts payable and accrued expenses contributed towards a reduction in the amount of cash used by operating activities. Prior to October 1, 1999, as a division of Microsoft, we financed our activities through Microsoft. As a result, during the three months ended September 30, 1999, operating and allocated expenses were recorded as a contribution from owner. In November 1999, we raised $76.6 million from our initial public offering. Proceeds from this sale of stock were used to fund operations during fiscal years 2000 and 2001.

          During the year ended June 30, 2001, net cash provided by operating activities was $63.5 million. The net income for this period, excluding the non-cash charges for goodwill and intangibles amortization and recognition of stock-based compensation was $15.2 million. A decrease in accounts receivable and prepaid expenses and an increase in accounts payable and unearned revenue, combined with non-cash charges, were the primary differences between the income and the cash provided by operating activities. In our merchant business, we receive monies from customers on hotel bookings before the hotel stay has occurred. The payment to the suppliers related to these bookings is not made until after the stay has occurred. Therefore, there is a lag period from the receipt of the cash from the customers to the payment of the monies to the suppliers. This lag contributes to our positive cash flow when business is growing, as it has done this year.

          Net cash used in investing activities of $650,000 during the year ended June 30, 1999 consisted of capital expenditures for personal computers, servers and leasehold improvements. During the fiscal year ended June 30, 2000, cash acquired from the acquisitions of Travelscape and VacationSpot totaling $18.8 million offset $5.2 million of capital expenditures and $3.7 million of restricted deposits resulting in net cash provided from investing activities of $9.9 million.

          Net cash used in investing activities for the year ended June 30, 2001 was $11.8 million. These investing activities consisted primarily of capital expenditures, which totaled $17.0 million during the year ended June 30, 2001. Of this amount, $5.5 million reflects the capitalization of website development costs, $2.5 million reflects new system-related costs primarily related to enterprise resource planning, ad serving and customer relationship management, and $5.2 million relates to new servers and computer equipment. We anticipate a similar level of capital expenditures during the fiscal 2002 year. Expenditures will be for computers and other system-related costs associated with our expected growth and our migration away from Microsoft systems and infrastructure and onto our own. Additional costs will also be capitalized related to further website development efforts. We are currently negotiating to sell the building in Las Vegas which we purchased as part of our acquisition of Travelscape.com, Inc. We have leased other office facilities in Las Vegas for our Travelscape employees. A portion of the proceeds from the sale of this facility will be used to retire the real-estate loan outstanding which was collateralized by the office building.

          Stock option exercises were a source of $7.9 million of cash for the year ended June 30, 2001. We anticipate additional stock option exercises going forward.

          In August 2000, we completed a private placement of warrants and common stock consisting of $50.0 million from TCV IV, L.P. and TCV IV Strategic Partners, L.P. and $10.0 million from Microsoft. This money is available for general corporate uses.

          In December 2000, we entered into a one year, $7 million letter of credit facility. This facility has enabled us to terminate existing letters of credit that were fully secured with restricted certificates of deposit, freeing up this cash. Collateral for the new credit facility is in the form of a guarantee from Microsoft. If Microsoft’s investment in Expedia were to fall below 50%, which will occur when the proposed USA Networks, Inc. transaction closes, then the Company would be required to collateralize the outstanding letters of credit with cash deposits equaling 105% of the letters of credit’s face value in exchange for the release of the Microsoft guarantee. As of June 30, 2001, we had $5.2 million of outstanding letters of credit. At June 30, 2001, no claims have been made against any letters of credit.

          As of June 30, 2001, we had $182.2 million in cash and cash equivalents. We do not currently anticipate needing any other additional cash funding as we believe that our current cash on hand and projected positive cash flow is sufficient to fund our operations.

Recent Accounting Pronouncements

          The EITF reached consensus on Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which establishes indicators to determine the statement of operations’ presentation of revenue. We have adopted this consensus during the year ending June 30, 2001. We have reported revenues on a net basis and all prior periods have been reclassified to conform to the new presentation. EITF No. 99-19 did not have any effect on our financial position, cash flow, gross profit or net loss.

          The EITF reached consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which establishes how a seller of goods should classify in the income statement amounts billed to a customer for shipping and handling and costs incurred for shipping and handling. We have adopted this consensus during the year ended June 30, 2001. We have reported Express Fees revenues as agency revenues and the related costs as cost of agency revenues. Express Fees revenues are charged to customers for processing and delivering a paper ticket via express mail if the customer chooses not to have an electronic ticket or an electronic ticket is available.

          In December 1999, the United States Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was applied in year ended June 30, 2001. SAB No. 101 provides guidance on revenue recognition and the SEC staff’s views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB No. 101 did not have a material impact on our consolidated financial statements.

          We have adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, beginning July 1, 2000. We did not hold derivative financial instruments at any time, therefore, this pronouncement did not have any impact on our consolidated financial statements.

          In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective July 1, 2002, but may adopt the new statement beginning July 1, 2001. We are currently evaluating the effects that adoption of the provisions of SFAS No. 142 will have on our results of operations and financial position. As of June 30, 2001, we have goodwill and intangible assets, net of accumulated amortization, of approximately $74.8 million and $43.3 million, respectively, which would be subject to the transitional provisions of SFAS No. 142.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We have adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, beginning July 1, 2000. We have not held derivative financial instruments at any time, therefore, this pronouncement did not have any impact on the consolidated financial statements. Our notes payable are at fixed and variable rates. Since the amount outstanding at June 30, 2001 was only $1.3 million and the debt is comprised only of mortgages on the office building in Las Vegas which will be retired once the building is sold, our exposure to near-term adverse changes in interest rates or other market prices is immaterial. We may, however, experience such adverse changes if we incur variable-rate debt or hold derivative financial instruments in the future. Our international operations expose us to some foreign currency risk. We do not expect any of these risks to have a material effect on our financial results. Since cash and cash equivalents represent a significant portion of our total current assets, we are at risk of reduced income in the event of a decrease in interest rates. We do not expect this to have a material impact on our consolidated operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The index to our consolidated financial statements appears in Part IV of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a)    Executive Officers

Name	Age	Title

Richard N. Barton	34	President, Chief Executive Officer and Director

Byron D. Bishop	37	Senior Vice President, Transportation and Core Development

Erik C. Blachford	34	Senior Vice President, Marketing and Programming

Simon J. Breakwell	36	Senior Vice President, International and Managing Director, Expedia Europe

Mark S. Britton	34	Senior Vice President, General Counsel and Secretary

Michael K. Day	34	Senior Vice President, Operations

Kathleen K. Dellplain	42	Senior Vice President, Human Resources

Seth E. Eisner	42	Senior Vice President, Advertising Revenue

Greg Slyngstad	45	Senior Vice President, Destinations

Gregory S. Stanger	37	Senior Vice President and Chief Financial Officer

          Richard N. Barton founded Expedia in 1994. He has served as a Director of Expedia since September 1999. Prior to this, he worked for Microsoft from 1991 to 1994 in various product management roles involving Windows and MS-DOS. Prior to joining Microsoft in 1991, he worked as a strategy consultant for Alliance Consulting Group. Mr. Barton received a B.S. in industrial engineering from Stanford University.

          Byron D. Bishop joined Expedia in 1994 as a founding member, with the principal focus of building and managing Expedia’s product development team. Prior to this, Mr. Bishop worked for Microsoft from 1986 to 1994. During this time, he created and managed three other development groups within Microsoft, including the “Windows for Pen Computing” operating system and Microsoft’s first handheld operating system. Mr. Bishop received a B.S. in computer science and mathematics from the University of Washington.

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

          Mark S. Britton joined Expedia in 1999. Prior to this, he was an attorney with the Seattle office of Preston Gates & Ellis LLP from 1997 to 1999, being elected to this firm’s partnership in 1999. Mr. Britton served as Senior Counsel to the Division of Corporation Finance of the SEC from 1994 to 1997. Mr. Britton practiced corporate and securities law in Washington, D.C. from 1992 to 1994. Mr. Britton received a J.D. degree from the National Law Center, George Washington University, and a B.B.A. from Gonzaga University.

          Michael K. Day joined Expedia in 1998 with the principal focus of building and managing Expedia’s corporate operations and later Expedia’s internet operations. Prior to joining Expedia, Mr. Day worked for Microsoft from 1991 to 1998, during which time he held various technical and management positions with Microsoft’s Information Technology Group. Mr. Day received a B.A. in business administration from the University of Washington.

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

          Seth E. Eisner joined Expedia in 1998. Before joining Expedia, Mr. Eisner spent two and a half years within Microsoft’s Information Technology Group, serving as Director of Development, and later as Corporate Data Manager. Mr. Eisner also managed all technical and business operations for Sidewalk, Microsoft’s Local City Guide from 1997 to 1998. Mr. Eisner joined Microsoft in 1994. Mr. Eisner’s work history includes 18 years of experience with IT systems and, in particular, construction and deployment of high performance, real-time transactional systems. Mr. Eisner received a B.S. in mathematics from Washington University, St Louis.

          Gregory E. Slyngstad re-joined Expedia in March 2000, having been General Manager of Expedia’s founding team when it was a wholly-owned subsidiary of Microsoft. During his 14 years with Microsoft, he also held numerous management positions involving Microsoft Word, and served in Japan as Microsoft’s Director of Far East Product Strategy. After leaving Microsoft, Mr. Slyngstad co-founded VacationSpot.com, Inc. in October 1997 and served as that company’s Chief Operating Officer until it was acquired by Expedia in March 2000.

          Gregory S. Stanger joined Expedia in 1999. Prior to joining Expedia, he served as Senior Director, Corporate Development at Microsoft from 1998 to 1999. Prior to this, he held various positions in Microsoft’s Corporate Development department from 1993 to 1998, and elsewhere within Microsoft’s Finance Organization from 1991 to 1993. Prior to joining Microsoft, Mr. Stanger worked as an investment banker with PaineWebber from 1987 to 1989. Mr. Stanger received a B.A. from Williams College and an M.B.A. from the University of California at Berkeley.

b)    Directors

          We have elected to disclose the information required by this Item in the section entitled “Election of Directors” in our fiscal 2001 Proxy Statement. See “Documents Incorporated by Reference” at the beginning of this annual report.

ITEM 11.    EXECUTIVE COMPENSATION

          We have elected to disclose the information required by this Item in our fiscal 2001 Proxy Statement. See “Documents Incorporated by Reference” at the beginning of this annual report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          We have elected to disclose the information required by this Item in our fiscal 2001 Proxy Statement. See “Documents Incorporated by Reference” at the beginning of this annual report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          We have elected to disclose the information required by this Item in our fiscal 2001 Proxy Statement. See “Documents Incorporated by Reference” at the beginning of this annual report.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          a) (1)  FINANCIAL STATEMENTS

          The following Consolidated Financial Statements and Independent Auditors’ Report are incorporated by reference to pages F-1 through F-26 of this Form 10-K:

          The consolidated balance sheets for the years ended June 30, 2001 and 2000, and the consolidated statements of operations, statements of changes in stockholders’ equity and cash flows for each of the three years ended June 30, 2001, together with the notes thereto.

          a) (2)  SCHEDULES

          None

          a) (3)  EXHIBITS

2.1	Amended and Restated Agreement and Plan of Recapitalization and Merger, dated as of July 15, 2001, by and among Expedia, Inc., USA Networks, Inc., Taipei, Inc., Microsoft Corporation and Microsoft E-
Holdings, Inc. ***

3.1	Articles of Incorporation of the Registrant†

3.2	Articles of Amendment to Articles of Incorporation dated September 22, 1999†

3.2.1	Articles of Amendment to Articles of Incorporation dated October 26, 1999††

3.3	Articles of Correction to Articles of Incorporation dated August 9, 2001

3.4	Amended and Restated Bylaws of the Registrant

4.1	Form of the Registrant’s Common Stock Certificate†

10.1	Contribution Agreement between Expedia, Inc. and Microsoft Corporation, as of October 1, 1999†

10.2	Amended and Restated Services Agreement with Microsoft Corporation, dated as of January 1, 2001††††††

10.2.1	Amendment No. 1 to the Amended and Restated Services Agreement with Microsoft Corporation, effective July 1, 2001

10.3	License Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999†

10.4	Amended and Restated Map Server License Agreement between Expedia, Inc. and Microsoft Corporation, effective as of August 15, 2001

10.5	Amended and Restated MSN/Expedia Carriage and Cross Promotion Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 29, 2001*

10.5.1	Side Letter between Expedia, Inc. and Microsoft Corporation, dated July 27, 2001*

10.6	Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999†

10.7	Shareholder Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999†

10.8	CRS Marketing, Services and Development Agreement between Microsoft Corporation and Worldspan, L.P., dated December 15, 1995 and last amended on April 1, 1999†**
10.8.1	Amendment No. 4 to CRS Marketing, Services and Development Agreement with Worldspan, L.P., dated July 13, 2001*

10.9	Service Agreement between Microsoft Corporation and World Travel Partners, L.P., dated October 9, 1996 as amended on April 1, 1999†**

10.9.1	Amendment No. 2 to Microsoft Corporation/World Travel Partners Service Agreement, effective July 1, 2000††††**

10.10	1999 Amended and Restated Stock Option Plan

10.11	1999 Amended and Restated Employee Stock Purchase Plan

10.12	1999 Directors’ Stock Option Plan†

10.13	Employment Agreement between Expedia, Inc. and Richard N. Barton, dated October 25, 1999†

10.14	Agreement and Plan of Reorganization by and among Expedia, Inc., Travel Enterprises, Inc.,
Travelscape, and certain principal stockholders of Travelscape, dated January 31, 2000 and as amended on March 13, 2000 and March 15, 2000†††

10.15	Agreement and Plan of Reorganization by and among Expedia, Inc., VacationSub, Inc., VacationSpot, and the principal stockholders of VacationSpot, dated January 30, 2000†††

10.16	Common Stock Purchase Agreement between Expedia, Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P., dated June 25, 2000†††††††

10.17	Common Stock Purchase Agreement between Expedia, Inc. and Microsoft Corporation, dated June 25, 2000†††††††

10.18	Travelscape Office Lease and assignment thereto dated August 1, 2000††††

10.19	Agreement by and between Expedia, Inc. and Microsoft Corporation, dated July 15, 2001***

10.20	Amended and Restated Development Agreement with Worldspan, L.P., dated June 25, 2001*

10.21	Hosting Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of August 14, 2001

10.22	Amended and Restated Registration Rights Agreement between Expedia, Inc., Microsoft Corporation and Microsoft E Holdings, Inc., dated as of July 15, 2001***

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

†	Previously filed as an exhibit to Expedia’s Form S-1 filed September 23, 1999
††	Previously filed as an exhibit to Expedia’s Form S-1/A filed October 26, 1999
†††	Previously filed as an exhibit to Expedia’s Form 8-K filed April 3, 2000
††††	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2000 and incorporated herein by reference
†††††	Previously filed as an exhibit to Expedia’s Form 10-Q filed February 14, 2001 and incorporated herein by reference
††††††	Previously filed as an exhibit to Expedia’s Form 10-Q filed May 15, 2001 and incorporated herein by reference
†††††††	Previously filed as an exhibit to Expedia’s Form 8-K filed September 15, 2000
*	Confidential treatment requested for portions of this agreement pursuant to Rule 24(b)(2) of the Exchange Act
**	Confidential treatment granted for portions of this agreement pursuant to Rule 406 of the Securities Act or Rule 24(b)(2) of the Exchange Act
***	Filed as an exhibit to Expedia’s Form S-4 filed August 22, 2001
        (b)  Reports on Form 8-K

        The Company has filed the following reports on Form 8-K:

(i) Form 8-K filed April 6, 2001, submitting the press release issued by the Company indicating that it had reached an agreement with Northwest Airlines and KLM regarding commissions.

          (ii)  Form 8-K filed July 19, 2001, submitting the press release announcing that the Company, Microsoft Corporation and USA Networks, Inc. have signed an agreement by which USA will acquire up to 37.5 million shares of Expedia common stock.

          (iii)  Form 8-K/A filed July 27, 2001, submitting a press release announcing that the Company, Microsoft Corporation and USA Networks, Inc. have signed an agreement by which USA will acquire up to 37.5 million shares of Expedia common stock.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the city of Bellevue, State of Washington, on August 22, 2001.

EXPEDIA, INC.

/s/ RICHARD N. BARTON
By:
Richard N. Barton
President and
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 22, 2001.

Signature	Title

/s/ RICHARD N. BARTON Richard N. Barton	President, Chief Executive Officer and Director

/s/ GREGORY S. STANGER Gregory S. Stanger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GREGORY B. MAFFEI Gregory B. Maffei	Chairman of the Board of Directors

/s/ BRAD CHASE Brad Chase	Director

/s/ GERALD GRINSTEIN Gerald Grinstein	Director

/s/ JAY C. HOAG Jay C. Hoag	Director

/s/ LAURIE MC DONALD JONSSON Laurie McDonald Jonsson	Director

/s/ RICHARD D. NANULA Richard D. Nanula	Director

EXPEDIA, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Expedia, Inc.
Bellevue, Washington

          We have audited the accompanying consolidated balance sheets of Expedia, Inc. and subsidiaries (the Company) as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at page F-26. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S / DELOITTE & TOUCHE LLP

Seattle, Washington
July 27, 2001

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Years ended June 30,
	1999	2000	2001
Agency revenues	$ 24,677	$ 59,534	$122,987
Merchant revenues	—	10,912	64,548
Advertising and other revenues	14,022	24,185	34,685

Revenues	38,699	94,631	222,220

Cost of agency revenues (excluding recognition of stock-based compensation of $1,132 and $512 for the years ended June 30, 2000 and 2001)	14,548	34,136	53,427
Cost of merchant revenues (excluding recognition of stock-based compensation of $1,198 and $542 for the years ended June 30, 2000 and 2001)	—	3,369	17,567
Cost of advertising and other revenues (excluding recognition of stock-based compensation of $332 and $150 for the years ended June 30, 2000 and 2001)	1,402	2,643	3,280

Cost of revenues	15,950	40,148	74,274

Gross profit	22,749	54,483	147,946

Operating expenses:
Product development (excluding recognition of stock-based compensation of $41,257 and $20,593 for the years ended June 30, 2000 and 2001)	21,180	20,391	24,682
Sales and marketing (excluding recognition of stock-based compensation of $5,077 and $2,338 for the years ended June 30, 2000 and 2001)	14,888	65,701	90,159
General and administrative (excluding recognition of stock-based compensation of $11,693 and $7,048 for the years ended June 30, 2000 and 2001)	6,283	10,507	22,540
Amortization of goodwill and intangibles	—	17,863	62,026
Recognition of stock-based compensation	—	60,689	31,183

Total operating expenses	42,351	175,151	230,590

Loss from operations	(19,602)	(120,668)	(82,644)
Net interest income and other	—	2,353	4,591

Loss before provision for income taxes	(19,602)	(118,315)	(78,053)
Provision for income taxes	—	—	—

Net loss	$(19,602)	$(118,315)	$(78,053)

Net loss	$(19,602)	$(118,315)	$(78,053)
Other comprehensive loss:
Currency translation adjustment	—	231	(47)

Comprehensive loss	$(19,602)	$(118,084)	$(78,100)

Basic and diluted net loss per common share			$ (1.65)

Pro forma basic and diluted net loss per common share	$ (0.59)	$ (3.11)

Weighted average shares used to compute basic and diluted net loss per common share			47,210

Weighted average shares used to compute pro forma basic and diluted net loss per common share	33,000	38,044

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 60,670	$ 182,161
Accounts receivable, net of allowance of $100 and $513	13,997	29,716
Prepaid merchant bookings	1,351	30,170
Prepaid expenses and other current assets	5,101	11,642

Total current assets	81,119	253,689

Property and equipment, net	6,446	16,778
Investment and restricted deposits	7,064	1,298
Intangible assets, net	88,739	43,298
Goodwill, net	89,682	74,781

Total assets	$ 273,050	$ 389,844

LIABILITIES
Current liabilities:
Accounts payable	$ 20,553	$ 33,994
Accrued expenses	16,582	40,831
Due to Microsoft	2,392	801
Deferred merchant bookings	14,424	80,326
Current portion of notes payable	300	45
Current portion of unearned revenue	6,746	1,545

Total current liabilities	60,997	157,542

Notes payable, net of current portion	1,607	1,303
Unearned revenue, net of current portion	2,950	—

Total liabilities	65,554	158,845

Commitments and contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 120,000 shares authorized, 44,489 and 50,176 issued and outstanding	445	502
Preferred stock, $.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Additional paid-in-capital	369,446	437,903
Unearned stock-based compensation	(49,261)	(16,172)
Retained deficit	(113,365)	(191,418)
Accumulated other comprehensive income:
Cumulative currency translation adjustment	231	184

Total stockholders’ equity	207,496	230,999

Total liabilities and stockholders’ equity	$ 273,050	$ 389,844

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Net Contribution from Microsoft	Accumulated Deficit	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Deficit	Cumulative Currency Translation Adjustment	Total
			Shares	Amount
Balance, June 30, 1998	$67,070	$(67,162)							$ (92)
Net loss		(19,602)							(19,602)
Net contribution from owner	18,019								18,019

Balance, June 30, 1999	85,089	(86,764)							(1,675)
Net contribution from Microsoft	6,252								6,252
Conversion of Microsoft’s net investment and additional contributed assets to common stock and paid-in capital	(91,341)	91,714	33,000	$330	$ 3,376				4,079
Proceeds from issuance of common stock, net of issuance costs			5,980	60	76,586				76,646
Proceeds from exercise of options			576	6	1,590				1,596
Capitalization of unearned stock-based compensation					111,630	$(111,630)			—
Recognition of stock-based compensation						60,689			60,689
Forfeiture of stock-based compensation					(1,680)	1,680			—
Acquisition of Travelscape			2,654	26	96,305				96,331
Acquisition of VacationSpot			2,279	23	81,639				81,662
Net loss		(4,950)					$(113,365)		(118,315)
Other comprehensive income:
Currency translation adjustment								$231	231

Balance, June 30, 2000	—	—	44,489	445	369,446	(49,261)	(113,365)	231	207,496
Proceeds from issuance of common stock, and common stock warrants			3,851	38	62,496				62,534
Proceeds from exercise of options			1,836	19	7,867				7,886
Recognition of stock-based compensation						31,183			31,183
Forfeiture of stock-based compensation					(1,906)	1,906			—
Net loss							(78,053)		(78,053)
Other comprehensive income:
Currency translation adjustment								(47)	(47)

Balance, June 30, 2001	$ —	$ —	50,176	$502	$437,903	$ (16,172)	$(191,418)	$184	$ 230,999

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,
	1999	2000	2001
Operating activities:
Net loss	$(19,602)	$(118,315)	$(78,053)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	778	2,816	6,686
Recognition of stock-based compensation		60,689	31,183
Amortization of goodwill and intangibles		17,863	62,026
Cash provided (used) by changes in operating assets and liabilities, net of effects of purchases of Travelscape.com and VacationSpot.com:
Accounts receivable	2,089	(7,598)	(15,776)
Due to Microsoft		1,992	(1,591)
Prepaid merchant bookings		513	(28,819)
Prepaid expenses and other current assets	360	(5,085)	(6,541)
Accounts payable and accrued expenses	754	20,604	37,238
Deferred merchant bookings		(7,719)	65,902
Unearned revenue	(1,748)	3,306	(8,768)

Net cash (used)/provided by operating activities	(17,369)	(30,934)	63,487

Investing activities:
Additions to property and equipment	(650)	(5,184)	(17,018)
Cash acquired from acquisition of Travelscape.com, net of acquisition costs		11,137	(903)
Cash acquired from acquisition of VacationSpot.com, net of acquisition costs		7,699	(272)
(Funding)/return of restricted deposits, net		(3,720)	6,383

Net cash (used)/provided by investing activities	(650)	9,932	(11,810)

Financing activities:
Repayment of notes payable		(7,132)	(559)
Net proceeds from issuance of common stock and warrants		76,646	62,534
Net proceeds from exercise of options		1,596	7,886
Net contribution from Microsoft	18,019	10,331

Net cash provided by financing activities	18,019	81,441	69,861

Effect of foreign exchange rates changes on cash and cash equivalents		231	(47)

Net increase in cash and cash equivalents	—	60,670	121,491
Cash and cash equivalents at beginning of period	—	—	60,670

Cash and cash equivalents at end of period	$ —	$ 60,670	$182,161

Supplemental disclosures to cash flow statements:
Cash paid for interest	$ —	$ 111	$ 64
Unearned stock-based compensation		111,630
Forfeiture of stock-based compensation		1,680	1,906
Acquisition of Travelscape.com		95,566
Acquisition of VacationSpot.com		81,662
Cost-based investments received			617

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

          In October 1996, Microsoft Corporation (“Microsoft”) launched its online travel services product called Expedia. Since that launch, Expedia, Inc. (the “Company”) has become a leading provider of branded online travel services for leisure and business travelers. The Company operates eight websites, located at Expedia.com, Expedia.co.uk. Expedia.de, Expedia.ca, Travelscape.com, VacationSpot.com, LVRS.com and Rent-a-Holiday.com. The Company’s goal is to sell the broadest possible array of travel services to the broadest possible range of customers around the world. This encompasses providing real-time access to schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, and cruises. The Company sells these reservations both individually or as components of dynamically assembled packaged travel vacations and trips. In addition, the Company provides travel content on its websites which provide travelers information about travel destinations, maps, and other useful travel information.

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

          On November 10, 1999, the Company completed an initial public offering in which it sold 5,890,000 shares of common stock at a price of $14.00 per share, raising $83.7 million in gross proceeds. After deducting $5.3 million in aggregate underwriters’ discounts and commissions and $1.8 million in related expenses, net proceeds from this offering totaled $76.6 million. Microsoft’s interest has since been further diluted as a result of option exercises, a private placement of shares, and shares issued in conjunction with acquisitions.

          In March 2000, the Company acquired both Travelscape.com, Inc. (“Travelscape”), a Delaware corporation based in Las Vegas, Nevada, and VacationSpot.com, Inc. (“VacationSpot”), a Delaware corporation based in Seattle, Washington. Travelscape is a leading branded Internet hotel wholesaler and packager with discounted rate contracts with hotel and travel suppliers worldwide. Inventory from those suppliers is not only available on the Travelscape.com and LVRS.com websites it operates but also on the various Expedia websites. VacationSpot is a leading reservation network for vacation homes, rental condominiums, inns and bed & breakfasts around the world. The VacationSpot.com and Rent-a-Holiday.com websites, acquired as part of the acquisition, offer unique properties in vacation destinations and countries worldwide and operate as independent websites and have links from Expedia’s other websites.

          The Company classifies revenues into three categories: agency, merchant and advertising and other. Agency revenues are derived from travel related sales transactions where the Company receives commissions and fees from travel suppliers. Merchant revenues come from travel related sales transactions where the Company both purchases from the supplier and sells to the customer the requested travel service. In addition, the Company derives revenues from advertisements on its websites. The Company has also licensed components of its technology and editorial content to selected airlines and American Express as a platform for their websites. Both advertising and licensing revenues are categorized as “Advertising and Other” revenues in the Company’s consolidated statements of operations and comprehensive loss.

2.    Summary of Significant Accounting Policies

Basis of Presentation

          The accompanying consolidated financial statements present the results of operations, balance sheets, changes in stockholders’ equity and cash flows applicable to the operations of the Company. Prior to October 1, 1999, the financial statements of the Company were derived from the historic books and records of Microsoft. During this period, the Company did not maintain certain corporate support functions. For purposes of preparing the accompanying financial statements, certain Microsoft corporate costs were allocated to the Company using the allocation methods described in Note 9.

Business Combinations

          All business combinations have been accounted for under the purchase method of accounting for which the Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

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

Property and Equipment

          Property and equipment is stated at cost. Property and equipment, consisting mainly of leasehold improvements, furniture and equipment and computer equipment, is depreciated using the straight-line method over the estimated useful life of the assets ranging from 1 to 5 years. The building is depreciated using the straight-line method over 37 years.

          Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Gains or losses from asset disposals are charged to operations.

Capitalized Software Costs

          In accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company has capitalized certain direct costs incurred developing internal use software. During 2001, the Company capitalized $0.6 million of internal software development costs. These costs are being amortized using the straight-line method over the estimated useful life ranging from 3 to 5 years, beginning when the software is ready for use. The Company has recorded amortization expense of $40,000 for the year ended June 30, 2001.
EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           In addition, the Company has capitalized $5.5 million of website development costs for the year ended June 30, 2001 in accordance with the Company’s July 1, 2000 implementation of Emerging Issues Task Force (EITF) Issue No. 00-02, Accounting for Website Development Costs. These costs are being amortized using the straight-line method over a one year useful life, beginning with the release of the website enhancements to which these costs pertained. The Company has recorded amortization expense of $1.5 million for the year ended June 30, 2001.

          These amounts are included in property and equipment in the accompanying consolidated balance sheets.

Investment and Restricted Deposits

          The Company had an agreement with a bank to extend letters of credit to certain hotel properties to secure payment for the potential purchase of blocks of hotel rooms. Refer to Note 7 for a discussion of the letter of credit arrangement. If the Company were to default on the payment of a block of rooms, the hotel would exercise the letter of credit. The Company has placed $2.6 million and $0.1 million of certificates of deposit as security under this arrangement as of June 30, 2000 and 2001, respectively. In certain cases, in lieu of a letter of credit, the Company has directly deposited money with the hotels. These amounts totaled $0.4 million and $0.2 million as of June 30, 2000 and 2001, respectively. Both the certificates of deposit and the direct deposits with the hotels are restricted and are included in investments and restricted deposits in the accompanying consolidated balance sheets.

          As of June 30, 2000, the Company had an agreement with a fulfillment partner which required the Company to place on deposit with the fulfillment partner an amount to cover the lag time between when airline costs are incurred by the fulfillment partner and when the Company reimburses these costs. The Company had deposited $3.9 million with the fulfillment partner as of June 30, 2000. This deposit was restricted and included in investments and restricted deposits in the accompanying consolidated balance sheets. The contract was amended during the year ended June 30, 2001 and a deposit is no longer required.

          During the 2001 fiscal year, in two content and distribution agreements, the Company received equity as compensation. The fair market value assigned to the equity received was $0.6 million. The investments are being accounted for on the cost basis.

Intangible Assets and Goodwill

          Intangible assets consist primarily of acquired developed technology, customer lists, trademarks, workforce, property manager relationships and goodwill, which are stated at cost. Intangible assets are amortized on a straight-line basis over the estimated useful life of the assets, ranging from two to four years. Goodwill is amortized on a straight-line basis over five years. Amortization of intangible assets totaled $12.4 million and $41.7 million and amortization of goodwill totaled $5.5 million and $20.3 million for the years ended June 30, 2000 and 2001, respectively.

Valuation of Long-Lived Assets

          The carrying values of intangibles assets, goodwill and other long-lived assets are reviewed on a regular basis to determine whether there has been any impairment of these assets and the appropriateness of their remaining useful lives. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date. The determination of whether an impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. Any resulting necessary impairment charge would be measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment. Based on its most recent analysis, the Company believes no material impairment exists at June 30, 1999 and 2000. At June 30, 2001, the Company recorded a loss of $0.4 million related to the sale of an office building in Las Vegas, Nevada held-for-sale in order to reduce the carrying value to fair market value. The Company has leased replacement office space in Las Vegas.

Fair Value of Financial Instruments

          The carrying amounts for the Company’s cash and cash equivalents, certificates of deposits, accounts receivable and accounts payable approximate fair value. The fair market value for notes payable approximates their fair market value.

Certain Risks and Concentrations

          The Company is potentially subject to a concentration of credit risk from its accounts receivable. The Company maintained an allowance for potential credit losses of $0.1 million and $0.5 million at June 30, 2000 and 2001, respectively.

          During the year ended June 30, 2000, the Company recorded a one-time charge of $4.1 million related to the use of fraudulent credit cards on its websites. The Company has expensed additional amounts to the reserve in fiscal year 2000 and 2001. The balance of the reserve was $4.6 million and $2.6 million at June 30, 2000 and 2001, respectively.

          The Company’s business is subject to other risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on third-party technology, challenges to patents, new service introductions and other activities of competitors, dependence on key personnel, international expansion, and limited operating history.

Revenue Recognition

          Agency revenues are derived from airline ticket transactions, hotel, cruise, and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. This revenue represents both commissions and fees related to the sale of airline tickets. Airline ticket commissions are determined by individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. Fees from the sale of airline tickets also include revenues from the Company’s global distribution partner and Express Fee revenues where the Company charges customers for processing and delivering a paper ticket via express mail if they choose not to have an electronic ticket or an electronic ticket is not available. In addition, certain contracts with suppliers contain override commissions typically related to achieving targets.

          The Company recognizes agency revenues on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is not necessary because the Company receives a cancellation fee from the airlines covering the Company’s lost commissions. The Company recognizes agency revenues on hotel, cruise and car rental reservations either on an accrual basis for payments from a commission clearinghouse or on receipt of commissions from an individual supplier. Override commissions are recognized at the end of each period based upon the Company’s attainment of a certain target level.

          Merchant revenues are derived from transactions where the Company is the merchant of record and determines the ticket price or room rate. Agreements with hotels for blocks of rooms that the Company sells generate the majority of the Company’s total merchant revenues. The Company does not have purchase obligations for unsold hotel rooms or airlines tickets. Generally, the Company is able to return the unsold room or airline tickets within several days of the stay or flight. The Company has adopted EITF Issue No. 99-19, Reporting Revenue Gross as a Principal verses Net as an Agent, during the 2001 fiscal year. As a result, all merchant transactions are recorded on the consolidated statement of operations and comprehensive loss at the net amount. Previously, the Company reported on a gross basis whereby the gross booking was reported as revenue and the amount the Company paid to the supplier was reported as part of the cost of revenue. All prior period information has been adjusted to reflect the netting of these amounts. Recognition of merchant revenue occurs when the actual flight or stay occurs. For the Company’s merchant air business, the cost of the airline ticket is paid by the Company to the airlines via the Airlines Reporting Corporation within a week after the customer purchases the ticket from the Company. This cost to the Company is treated as prepaid merchant bookings on the consolidated balance sheet until the flight occurs, when it is then applied against the customer purchase in order to record revenue on a net basis. Cash paid by the consumer at the time the reservation is booked for merchant air and hotel transactions are treated as deferred merchant bookings on the consolidated balance sheet until the flight or hotel stay occurs, when it is then applied against the cost in order to record revenue on a net basis.

          The Company recognizes advertising revenues ratably over the advertising period, depending on the terms of the advertising contract. Fees from the listing of lodging properties on the VacationSpot.com and Rent-A-Holiday.com websites are recognized ratably over the term of the listing.

          Software license revenue recognition policies are in compliance with American Institute of Certified Public Accountants (AICPA) SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. The fixed portion of the fees from the licensing of software to airline and corporate customers is recognized ratably over the lives of the contracts. Transaction-based fees are recognized when the transaction occurs.

Product Development

          Product development costs consist primarily of payroll and related expenses for website and software maintenance, enhancements and development and are expensed as incurred unless it is a major enhancement which enhances the website functionality or software development project which is capitalized as internal use software.

Advertising Costs

          The cost of advertising is expensed as incurred. For the years ended June 30, 1999, 2000 and 2001, the Company incurred advertising expense of $11.9 million, $38.1 million and $56.9 million, respectively.

Foreign Currency Translation

          The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into US dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations and comprehensive loss.

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

          The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option and is recognized and expensed over the vesting period on an accelerated basis. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

          In March 2000, the FASB issued Interpretation No. (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation, as an interpretation of APB 25. FIN 44 has been adopted by the Company as of July 1, 2000. FIN 44 does not change APB No. 25’s intrinsic value method, under which compensation expense is generally not recognized for grants of stock options to employees with an exercise price equal to the market price of the stock at the date of grant, but is has narrowed its application. The adoption of FIN 44 did not have any impact on the consolidated financial statements.

Comprehensive Income

          Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. For the years ended June 30, 1999, 2000 and 2001, there were insignificant differences, consisting solely of foreign currency translation adjustments, between the Company’s comprehensive loss and its net loss.

Net Loss Per Share

          Net loss per share and pro forma net loss per share has been computed in accordance with SFAS No. 128, Earnings per Share. Pro forma net loss per share has also been computed in accordance with SAB No. 98 to reflect the pro forma effect of the Company’s capitalization. Under the provisions of SFAS No. 128 and SAB No. 98, basic pro forma net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding, using the pro forma effect of the conversion of the net contribution from owner as if the shares issued to capitalize the Company were outstanding over the entire period for which the pro forma net loss per share has been computed. Net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding. Common stock equivalent shares related to stock options, warrants and shares subject to repurchase are excluded from the calculation as their effect is anti-dilutive. Accordingly, basic and diluted loss per share are equivalent.
EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Basic and diluted net loss per share and pro forma basic and diluted net loss per share is as follows (in thousands, except per share amount):

	Years ended June 30,
	1999	2000	2001
Net loss	$(19,602)	$(118,315)	$(78,053)

Basic and diluted net loss per common share			$ (1.65)

Pro forma basic and diluted net loss per common share	$ (0.59)	$ (3.11)

Weighted average shares used to compute basic and diluted net loss per common share			47,210

Weighted average shares used to compute pro forma basic and diluted net loss per common share	33,000	38,044

Antidilutive securities not included in pro forma basic and diluted net loss per common shares:
Contingently issuable common stock		1,272	918

Options to purchase common stock		3,238	8,249

Warrants to purchase common stock		74	44

Recent Accounting Pronouncements

          The EITF reached consensus on Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, which establishes indicators to determine the statement of operations’ presentation of revenue. The Company adopted this consensus during the year ending June 30, 2001. The Company has reported revenues on a net basis and all prior periods have been reclassified to conform to the new presentation. EITF No. 99-19 did not have any effect on the Company’s financial position, cash flow, gross profit or net loss.

          The EITF reached consensus on Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, which establishes how a seller of goods should classify in the income statement amounts billed to customers for shipping and handling and related costs. The Company has adopted this consensus during the year ended June 30, 2001. The Company has reported Express Fees revenues as agency revenues and the related costs as cost of agency revenues. Express Fees revenues are charged to customers for processing and delivering a paper ticket via express mail if the customer chooses not to have an electronic ticket or an electronic ticket is available.

          In December 1999, the United States Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which was applied in the year ended June 30, 2001. SAB No. 101 provides guidance on revenue recognition and the SEC staff’s views on the application of accounting principles to selected revenue recognition issues. The adoption of SAB No. 101 did not have a material impact on the consolidated financial statements.

          The Company has adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, beginning July 1, 2000. The Company has not held derivative financial instruments at any time, therefore, this pronouncement did not have any impact on the consolidated financial statements.

          In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective July 1, 2002, but may adopt the new statement beginning July 1, 2001. The Company is currently evaluating the effects that adoption of the provisions of SFAS No. 142 will have on its results of operations and financial position. As of June 30, 2001, the Company had goodwill and intangible assets, net of accumulated amortization, of approximately $74.8 million and $43.3 million, respectively, which would be subject to the transitional provisions of SFAS No. 142. Amortization expense was $62.0 million and $17.9 million for the years ended June 30, 2001 and 2000, respectively.

Segment Information

          The Company reports segment information based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments. The Company also discloses information about products and services and geographical areas.

Reclassifications

          Certain reclassifications have been made to prior year balances to conform to the current year presentation.

3.    Property and Equipment, Net

          The costs of property and equipment consist of the following at June 30: (in thousands):

	June 30,
	2000	2001
Land	$ 416	$ 416
Building	1,285	1,285
Furniture and equipment	2,105	4,437
Software		8,414
Computer equipment	3,611	9,102
Leasehold improvements	1,153	1,934

	8,570	25,588
Accumulated depreciation and amortization	(2,124)	(8,810)

Property and equipment, net	$ 6,446	$16,778

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Intangible Assets and Goodwill, Net

          A summary of intangible assets as of June 30 is as follows (in thousands):

	June 30,
	2000	2001
Supplier relationships	$ 26,200	$ 26,200
Trademarks and tradenames	20,300	20,300
Distribution agreements	24,900	24,900
Other	29,700	26,000

	101,100	97,400
Accumulated amortization	(12,361)	(54,102)

Intangible assets, net	$ 88,739	$ 43,298

          A summary of goodwill as of June 30 is as follows (in thousands):

	June 30,
	2000	2001
Cost	$95,184	$100,568
Accumulated amortization	(5,502)	(25,787)

Goodwill, net	$89,682	$ 74,781

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

          The Company has accounted for these transactions under the purchase method of accounting in accordance with the APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The estimated fair values are final and the assessment of fair value was performed by an independent appraiser. Certain intangible assets have been identified and capitalized as part of these transactions.

          The following table summarizes the purchase accounting for the acquisitions (in thousands):

	Travelscape	VacationSpot	Total
Current and long term assets	$ 21,459	$10,320	$ 31,491
Intangibles and goodwill	123,432	73,959	197,968
Liabilities assumed	(46,670)	(729)	(47,688)

Net assets acquired	98,221	83,550	181,771
Less: acquisition costs	(2,655)	(1,888)	(4,543)

Purchase price	$ 95,566	$81,662	$177,228

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The following table presents the results of operations of the Company on a pro forma basis. These results are based on the individual historic results of the Company, Travelscape and VacationSpot and reflect adjustments to give effect to the acquisitions as if they had occurred at the beginning of the earliest period presented (in thousands):

	Year ended June 30,
	1999	2000
	(Unaudited)

Revenues	$ 39,238	$ 113,644

Gross profit	27,873	67,667

Operating expenses (excluding stock compensation charge and amortization of goodwill and intangibles)	64,400	129,867

Stock compensation charge and amortization of goodwill and intangibles	62,127	123,883

Other income/(expense)	(1,154)	628

Net loss	$(99,808)	$(185,455)

Pro forma basic and diluted net loss per common share	$ (2.72)	$ (4.56)

Weighted average shares used to compute pro forma basic and diluted net loss per common share	36,756	40,645

6.    Notes Payable

          A summary of notes payable is as follows (in thousands, except monthly installment amounts):

	June 30,
	2000	2001
First mortgage note payable in average monthly installments of $8,010, at an interest rate of prime plus 1.75% per annum (9.75% as of June 30, 2001), maturity date of June 30,
2017, secured by real property	$ 785	$ 765

First mortgage note payable in average monthly installments of $4,722, at an interest rate of 6.85% per annum, maturity date of November 11, 2017, secured by real property	584	567

Second mortgage note payable in monthly installments of $321 at an interest rate of prime plus 1.75% per annum (9.75% as of June 30, 2001), maturity date of June 30, 2007, secured by real property	19	16

Notes payable in monthly installments of $6,544, at an interest rate of 9.90% annum, maturity date of May 31, 2001, secured by various equipment	69	—

Notes payable in monthly installments of $10,892, at an interest rate of 10.5% per annum, maturity date of October 31, 2003, secured by various equipment	366	—

Notes payable in monthly installments of $7,429, at an interest rate of 11.45% per annum, maturity date of June 1, 2001, secured by various equipment	84	—

	1,907	1,348
Less: current portion	(300)	(45)

	$ 1,607	$1,303

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The aggregate maturities of notes payable for each of the five years subsequent to June 30, 2001 are as follows (in thousands):

2002	$ 45
2003	49
2004	53
2005	59
2006	64
Thereafter	1,078

$ 1,348

7.    Letters of Credit

          At June 30, 2000, the Company had $2.6 million of letters of credit outstanding. These letters of credit were issued to various hotel properties for the purpose of securing payment to the properties for the cost of merchant hotel rooms. The letters of credit were fully collateralized with restricted certificates of deposit.

          In December 2000, the Company entered into a one year, $7 million letter of credit facility. This facility enabled the Company to terminate existing letters of credit that were fully secured with restricted certificates of deposit, thereby freeing up this cash. As of June 30, 2001, the Company had $5.2 million of outstanding letters of credit drawn against this facility. Collateral for the new facility is in the form of a guarantee from Microsoft. If Microsoft’s investment in Expedia were to fall below 50%, then the Company would be required to collateralize the outstanding letters of credit with cash deposits equaling 105% of the letters of credit’s face value in exchange for the release of the Microsoft guarantee. Microsoft’s percentage ownership of the shares outstanding at June 30, 2001 was approximately 67%. At June 30, 2001, no claims have been made against any letters of credit. Refer to Note 14 for subsequent events.

8.    Income Taxes

          Effective October 1, 1999, the Company entered into a tax allocation agreement with Microsoft. On March 18, 2000, Microsoft’s investment in the Company fell below 80% ownership. As such, from March 18, 2000 onward, the Company must file a separate tax return. Based on the tax allocation agreement, the Company may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999 to March 17, 2000 that are utilized on the Microsoft consolidated U.S. federal tax return. As of June 30, 2001, the Company has received no such reimbursement from Microsoft. Reimbursements of approximately $2.5 million are expected to be received from Microsoft under this agreement. Any reimbursement from Microsoft will be recorded as a capital contribution.

          At June 30, 2001, the Company has a net operating loss carryforward of approximately $85 million for federal income tax purposes. The net operating loss carryforwards begin to expire in 2017. Of this amount, $5 million is the amount available to the Company from the period ended March 17, 2000. In addition, $31 million of the loss carryforward is from acquired companies, the utilization of which in each carryforward year may be limited by the Internal Revenue Code. Under the tax allocation agreement with Microsoft, the Company must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options. The Company will pay Microsoft approximately $36 million under this agreement when the tax savings are utilized on the Company’s tax return. The Company has not utilized the tax savings as of June 30, 2001. Reimbursements to Microsoft will be recorded as a capital distribution.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Because of the Company’s limited operating history, losses incurred to date and the difficulty in accurately forecasting long-term future results, the Company has applied a valuation allowance equivalent to the expected tax benefit from its net operating loss carryforward and other deferred tax assets. As a result, the Company has not recorded a benefit for current federal and state income taxes or a related deferred tax asset. Management evaluates, on a quarterly basis, the recoverability of the deferred tax assets and the level of the valuation allowance.

          The Company’s deferred tax assets and liabilities are comprised of the following (in thousands):

	June 30,
	2000	2001
Deferred tax assets:
Unearned revenue	$ 1,742	$ 12,457
Other	213	642
Net operating loss	—	29,691

Total deferred tax assets	1,955	42,790

Deferred tax liabilities:
Prepaid expenses	—	10,761
Other	—	117

Total deferred tax liabilities	—	10,878

Total deferred tax net assets	1,955	31,912
Valuation allowance	(1,955)	(31,912)

Total	$ —	$ —

          The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	June 30,
	2000	2001
U. S. statutory rate	35.0%	35.0%
Recognition of stock-based compensation	(15.6)%	3.0%
Amortization of goodwill and intangibles	(5.2)%	(27.8)%
Change in valuation allowance	(14.2)%	(10.2)%

Effective rate	0.0%	0.0%

9.    Related Party Transactions

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

          Management believes that the allocation methods used are reasonable and reflective of the Company’s proportionate share of such expenses and are not materially different from those that would have been incurred on a stand-alone basis.
EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Costs prior to October 1, 1999 representing allocations from Microsoft (in thousands):

	Year ended June 30,
	1999	2000
Revenues	$ —	$ —
Cost of revenues	2,147	924
Product development	6,727	557
Sales and marketing	998	1,497
General and administrative	5,754	2,086

Net expense	$15,626	$5,064

          Revenues and costs representing charges from the services agreement, as discussed in Note 12, and other agreements with Microsoft (in thousands):

	Years ended June 30,
	2000	2001
Revenues	$ 131	$ 339
Cost of revenues	(2,209)	(2,747)
Product development	(1,820)	(1,640)
Sales and marketing	(1,630)	(5,682)
General and administrative	(1,680)	(1,589)

Net expense	$(7,208)	$(11,319)

          On August 25, 2000, the Company issued 3,011,293 shares of common stock and warrants to purchase an additional 602,259 shares of the Company’s common stock to TCV IV, L.P. and TCV IV Strategic Partners, L.P. (collectively, TCV) in exchange for approximately $50.0 million in cash. As a result of the investment, the founding general partner of Technology Crossover Ventures and managing member of Technology Crossover Management IV, L.L.C. (which is the general partner of TCV), became a director of Expedia. On that same date, the Company issued 602,258 shares of common stock and warrants to purchase an additional 120,452 shares of the Company’s common stock to Microsoft in exchange for approximately $10.0 million in cash.

          The Company has additional contracts with Microsoft. Refer to Note 12.

10.    Employee Benefits

          Employees participate in stock-based compensation and savings plans that are administered through the Company and involve options to acquire the Company’s stock. For the period prior to October 1, 1999, employees participated in the Microsoft stock-based compensation and savings plans and involve options to acquire Microsoft stock. Accordingly, options and expense information presented herein represents only the Company’s plans.

Amended and Restated Employee Stock Purchase Plan

          In October 1999, the Board of Directors of the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees. A total of 300,000 shares of common stock have been reserved for issuance under the Purchase Plan, which qualifies under Section 423 of the Internal Revenue Code. The first offering period commenced on January 1, 2000. Through June 30, 2001, 237,000 shares have been issued under this plan. The amended and restated plan is attached as an exhibit.
EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Under the plan, shares of the Company common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period.

401(k) Savings Plan

          In October 1999, the Board of Directors of the Company adopted the 401(k) savings plan which qualifies under section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of pretax salary, but not more than statutory limits. The Company contributes 50 cents for each dollar a participant contributes, with a maximum contribution of 3% of a participant’s earnings. One of the investment options under the plan is Company stock.

          Additionally, under provisions of the plan, participating employees may make whole percentage after-tax contributions of up to 7% of their compensation subject to the maximum annual amounts allowable by the Internal Revenue Service. Participant’s contributions and all earnings thereon are 100% vested at all times. Employer matching contributions for the first two years of qualified service vest 100% after two years of qualified service, and are 100% vested at all times thereafter.

          For the fiscal years ended June 30, 2000 and 2001, the Company has expensed approximately $0.2 million and $0.8 million of employer matching contributions to the 401(k) savings plan.

Stock Option Plans

          In October 1999, the Board of Directors of the Company adopted the following stock plans:

          1999 Amended and Restated Stock Option Plan (the “Stock Option Plan”).    At June 30, 2001, a total of approximately 27,579,000 shares of common stock has been reserved for issuance under the Stock Option Plan for grants to employees, officers and employee directors of non-statutory stock options. The amended and restated plan is attached as an exhibit.

          1999 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”).    A total of 135,000 shares of common stock has been reserved for issuance under the Directors’ Plan, which sets a maximum of 10,000 shares for which options may be granted to any one non-employee director in any year, except that 15,000 shares may be granted in the year in which the director is first elected.

          The Stock Option Plan and Directors’ Plan provide nonqualified stock options to directors, officers and employees. The option exercise price is generally the fair market value at the date of grant. Options granted under the Stock Option Plan generally vest over four and one-half years and expire seven years from the date of grant. Options granted under the Directors’ Plan generally vest over one year and expire 10 years from date of grant.

          Microsoft Option Conversions.    On the completion of the initial public offering of the Company, unvested options to purchase Microsoft common stock held by the Company’s employees were cancelled and new options to acquire the Company’s common stock were issued. The new options had terms, vesting schedules, and in-the-money value comparable to the cancelled options. These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The non-cash charge of $111.6 million is being amortized over the vesting period of the new options, ranging from one month to 54 months in accordance with FIN No. 28. The unearned stock-based compensation will be fully amortized by December 2004. The total of 27,579,000 shares of common stock reserved under the Stock Option Plan includes the issuance of 13,668,525 options to replace the cancelled unvested Microsoft options.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Outstanding options to purchase common stock of the Company held by the Company’s employees were as follows:

	Number outstanding	Weighted average exercise price
Balance, June 30, 1999	—	—
Granted	2,115,557	$16.94
Transfers in from Microsoft	13,668,525	$ 5.83
Exercised	(577,794)	$ 2.77
Cancelled and transfers out	(396,592)	$ 9.43

Balance, June 30, 2000	14,809,696	$ 7.36
Granted	3,589,050	$14.74
Exercised	(1,835,731)	$ 4.30
Cancelled and transfers out	(651,827)	$13.45

Balance, June 30, 2001	15,911,188	$ 9.12

	Options outstanding at June 30, 2001			Options exercisable at June 30, 2001
Range of exercise prices	Number outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)	Number outstanding	Weighted average exercise price
$ 0.01—$ 0.01	3,334	$ 0.01	5.71	3,334	$ 0.01
$ 1.58—$ 2.18	3,449,703	$ 2.14	3.61	2,718,390	$ 2.14
$ 2.19—$ 7.23	4,007,790	$ 4.92	4.37	1,735,488	$ 4.79
$ 7.55—$10.88	3,112,518	$ 9.30	5.02	781,864	$ 8.41
$10.92—$20.25	4,535,357	$14.84	5.67	535,859	$13.70
$20.38—$29.88	646,711	$24.47	5.87	79,542	$24.44
$32.19—$48.19	141,975	$37.50	6.18	12,325	$41.83
$48.75—$48.75	13,800	$48.75	5.44	3,450	$48.75

$ 0.01—$48.75	15,911,188	$ 9.12	4.78	5,870,252	$ 5.22

	Year ended June 30,
	2000	2001
Weighted average exercise price of options granted with exercise price less than the fair value of the stock on the date of grant	$ 5.83	$ —

Weighted average exercise price of options granted with exercise prices equal to the fair value of the stock on the date of grant	$16.94	$14.74

          At June 30, 2001, approximately 9,255,000 shares and 50,000 shares remain reserved and available for grant under the Stock Option Plan and Director’s Plan, respectively.

          Under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes valuation model and compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company’s stock option plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed under SFAS No. 123, the pro forma net loss for the 2000 and 2001 fiscal years would have been approximately $131.4 million and $98.5 million and the pro forma basic and diluted net loss per share would have been approximately $3.45 per share and $2.09 per share.
EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           The Company calculated the fair value of each option grant at the date of grant using the Black-Scholes pricing model assuming an expected life of five years, risk-free interest rate ranging from 4.64% to 6.18%, expected volatility of 85%, and a dividend rate of 0%.

11.    Warrants to Purchase Common Stock

          The Company exchanged warrants with Travelscape as part of the Travelscape acquisition (see Note 5) and the Company issued warrants to TCV and Microsoft in August 2000 (see Note 9). Outstanding warrants to purchase shares of common stock at June 30, 2001 are as follows:

Year of expiration	Exercise price	Shares
8/25/2005	$16.60	722,711
6/1/2009	$25.71	6,613
6/10/2009	$25.71	5,187
12/12/2009	$44.79	62,240

		796,751

12.    Commitments and Contingencies

          The Company has multi-year agreements with certain travel service providers that make available the services accessed through the Company’s website. Under these agreements, the Company pays monthly service fees to the service providers based on the volume of activity. The Company expenses these amounts as the services are provided.

          In April 2001, the Company extended its services agreement with Microsoft whereby Microsoft provides the Company with administrative and operational services. The original term of the services agreement was through December 31, 2000. We entered into an amended and restated services agreement, effective January 1, 2001, which was further amended as of July 1, 2001. We will enter into a second amended and restated services agreement in connection with the USA transaction (see Note 14). The second amended and restated services agreement will extend through September 30, 2002 subject to termination by Microsoft in certain circumstances with respect to services provided by Microsoft to Expedia which Microsoft determines in good faith, after consultation with USA and Expedia, it is inappropriate for Microsoft to provide to an unaffiliated third party. Fees are being paid to Microsoft for the services under this agreement on either an estimated or actual cost reimbursement.

          In June 2001, the Company signed an amended and restated carriage and cross promotion agreement with Microsoft under which the Company will receive premium placement on Microsoft’s MSN.com website in the United States and other international Microsoft sites such as MSN UK, MSN Canada, and MSN Germany. Microsoft will receive annual fixed fees and monthly performance fees. The performance fees are based on a percentage of the average gross profit earned in each transaction generated from the users of the MSN.com websites. The annual fees paid may be credited against the performance fees if certain performance thresholds are not met. This agreement is for a four year term and will terminate on June 30, 2005.

          On January 9, 2001, the Company settled two patent infringement lawsuits with Priceline.com Incorporated (Priceline.com). Under the settlement, the Company entered into a royalty arrangement with Priceline.com. This arrangement did not have a material impact on the Company’s financial position or results of operations.

          On June 5, 2001, the first of a series of class action complaints alleging violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 was filed in the Southern District of New York against the Company, certain of its officers and directors and certain underwriters of the Company’s initial public offering. The complaint alleges that the prospectus pursuant to which shares were sold in the IPO was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid commissions by certain customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of the Company in the aftermarket in return for an allocation of shares in the IPO. Plaintiffs contend that, as a result of those omissions from the prospectus, the price of the Company stock was artificially inflated between November 9, 1999 and October 12, 2000 and that the defendants are liable for unspecified damages to those persons who purchased the Company stock during that period. The Company intends to defend this matter vigorously.

          In addition to the matters discussed above, the Company is subject to various legal proceedings and claims, including the securities class action, that arise in the ordinary course of business. Management believes that the resolution of all such matters discussed above will not have a material impact to the Company’s financial position, results of operations or cash flows.

Operating Leases

          The Company has entered into leasing arrangements relating to equipment leases and office spaces in Bellevue, Washington, Las Vegas, Nevada, Brussels, Belgium, Paris, France and Toronto, Canada which are classified as operating leases. Future minimum lease payments on non-cancelable operating leases are as follows at June 30, 2001 (in thousands):

	Property Leases	Equipment Leases	Total
2002	$ 4,065	$ 42	$ 4,107
2003	4,255	42	4,297
2004	4,090	32	4,122
2005	2,956	—	2,956
2006	1,734	—	1,734
Thereafter	645	—	645

	$17,745	$116	$17,861

          Rent expense was $0, $0.8 million and $3.5 million for the years ended June 30, 1999, 2000 and 2001, respectively.

13.    Segment Information

          The Company has five reportable segments: Transportation, Destinations, Advertising, International and Corporate. The Transportation segment serves primarily as an agent for U.S.-originated airline tickets and car rentals. The Destinations segment generates most of its revenues from U.S.-originated hotel bookings where the Company acts as merchant of record. The Advertising segment sells advertisements on the domestic websites. The International segment generates most of its revenues as agency revenues from airline tickets, car rentals and hotel bookings on the United Kingdom, Germany, Belgium and Canada websites. The Corporate segment generates revenues from the licensing to the Company’s airline and corporate customers, and generates expenses consisting of the amortization of goodwill and intangibles, recognition of stock-based compensation and certain corporate headquarters costs.

          Segment information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosures of revenue and operating loss based upon internal accounting methods.
EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

           Management evaluates each segment’s performance based upon income or loss from operations. This involved significant allocations of various expenses to the non-Corporate segments. These allocations are primarily based on transaction volumes and other metrics.

          The segment information for the year ended June 30, 2001 is as follows (in thousands):

	Transportation	Destinations	Advertising	International	Corporate	Total
For the year ended June 30, 2001:
Revenues	$113,196	$67,580	$11,089	$ 9,827	$ 20,528	$222,220

Depreciation and amortization	$ 790	$ 2,719	$ 191	$ 606	$ 64,006	$ 68,312

Income (loss) from operations	$ 13,978	$ 8,350	$ 4,143	$(17,901)	$(91,214)	$(82,644)

          These segments were developed by management for the first time for the quarter ended September 30, 2000. As such, prior to that quarter, the Company’s financial reporting systems reflected one segment. As a result, no comparative segment information is provided as it is impracticable to do so.

          Assets of the segments are not relevant for management of the business. However, depreciation and amortization expense, excluding amortization of goodwill and intangibles that has been exclusively allocated to the Corporate segment, has been allocated to the five segments for these segment disclosures based on a usage metric. There are no reconciling items between the segment information indicated above to the consolidated statements of operations, nor are there any inter-segment revenues.

          The Company has allocated revenues from external customers to geographic areas by selling location. The Transportation, Destinations and Advertising segments derive revenues from the Company’s U.S. websites and the International segment derives revenues from the Company’s international websites.

14.    Subsequent Events

          On July 16, 2001, the Company announced that it had entered into a merger agreement with Microsoft and USA Networks, Inc. (USAI), among others, whereby USAI agreed to acquire up to 37,500,000 shares of Expedia common stock, representing a controlling interest in the Company. In connection with the transaction, the Company will create a Class B common stock with fifteen votes per share. Following the completion of the recapitalization of Expedia’s common stock, which will take place immediately prior to the merger, and the completion of the merger, USAI is expected to hold all Class B common shares and hold over 90% of the voting interest in the Company. As part of the agreement, Microsoft will elect to exchange all 33,602,258 of its Expedia shares and all 120,452 of its warrants in exchange for a package of USAI securities (described below), subject to a ratable reduction depending upon the number of elections made by other shareholders. Under the terms of the transaction agreements, the Company’s shareholders may elect to either retain their common stock in the Company and receive 0.192 warrants to purchase the Company’s common stock per common share or exchange their shares of the Company’s common stock for a package of USAI securities consisting of USAI common stock, USAI convertible redeemable preferred stock and warrants to acquire USAI common stock at a specified conversion ratio (subject to adjustment in certain circumstances). Also, under the terms of the transaction agreements, the Company’s employee option holders and in, certain cases, the Company’s existing warrant holders will receive 0.192 warrants per option or warrant. Warrants granted to each employee option holder will have the same vesting schedule as such employee's unvested options.

          As part of the transaction, USAI will contribute $75 million in media time on its media outlets to the Company over a five year period following closing. In addition, the Company will acquire an option to participate in a new television channel to be developed by USAI called the USA Travel Channel. As well, the Company will be granted a two-year option to purchase USAI’s equity interest in the National Leisure Group (NLG). Currently, NLG supplies cruise travel products to the Company. On July 16, 2001, USAI announced that it had entered into an agreement to acquire 100% of NLG. The option would allow the Company to purchase USAI’s 100% interest in NLG at USAI’s original acquisition cost.

          The completion of the transaction is subject to Expedia shareholder and regulatory approvals. The Company anticipates incurring significant costs for investment banking, legal, and accounting services in order to complete this transaction. The Company anticipates completing the transaction by December 2001.

          USAI holds approximately 90% of the voting rights in Hotel Reservations Network, Inc. (HRN), a competitor of the Company. USAI has announced publicly that HRN and the Company will continue to operate independently despite being controlled by a common parent.

          Subsequent to year end, a Hosting Services Agreement and an Amended and Restated Map Server License Agreement have been entered into between Microsoft and the Company. These agreements have been filed as exhibits to this annual report on Form 10-K.

EXPEDIA, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
June 30, 2001
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Fiscal year ended June 30, 2001
Allowance for doubtful accounts	$ 100	$1,060	$ —	$ (647)	$ 513
Credit card chargeback reserve	4,585	1,586	—	(3,586)	2,585

Fiscal year ended June 30, 2000
Allowance for doubtful accounts	$ 100	$ —	$ —	$ —	$ 100
Credit card chargeback reserve	—	6,946	—	(2,361)	4,585

Fiscal year ended June 30, 1999
Allowance for doubtful accounts	$ 100	$ —	$ —	$ —	$ 100
Credit card chargeback reserve	—	—	—	—	—

EXHIBIT INDEX

Exhibit Number	Document Description
2.1	Amended and Restated Agreement and Plan of Recapitalization and Merger, dated as of July 15, 2001, by and among Expedia, Inc., USA Networks, Inc., Taipei, Inc., Microsoft Corporation and Microsoft E-
Holdings, Inc.***

3.1	Articles of Incorporation of the Registrant†

3.2	Articles of Amendment to Articles of Incorporation dated September 22, 1999†

3.2.1	Articles of Amendment to Articles of Incorporation dated October 26, 1999††

3.3	Articles of Correction to Articles of Incorporation dated August 9, 2001

3.4	Amended and Restated Bylaws of the Registrant

4.1	Form of the Registrant’s Common Stock Certificate†

10.1	Contribution Agreement between Expedia, Inc. and Microsoft Corporation, as of October 1, 1999†

10.2	Amended and Restated Services Agreement with Microsoft Corporation, dated as of January 1, 2001††††††

10.2.1	Amendment No. 1 to the Amended and Restated Services Agreement with Microsoft Corporation, effective July 1, 2001

10.3	License Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999†

10.4	Amended and Restated Map Server License Agreement between Expedia, Inc. and Microsoft Corporation, effective as of August 15, 2001

10.5	Amended and Restated MSN/Expedia Carriage and Cross Promotion Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 29, 2001*

10.5.1	Side Letter between Expedia, Inc. and Microsoft Corporation, dated July 27, 2001*

10.6	Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999†

10.7	Shareholder Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999†

10.8	CRS Marketing, Services and Development Agreement between Microsoft Corporation and Worldspan, L.P., dated December 15, 1995 and last amended on April 1, 1999†**

10.8.1	Amendment No. 4 to CRS Marketing, Services and Development Agreement with Worldspan, L.P., dated July 13, 2001*

10.9	Service Agreement between Microsoft Corporation and World Travel Partners, L.P., dated October 9, 1996 as amended on April 1, 1999†**

10.9.1	Amendment No. 2 to Microsoft Corporation/World Travel Partners Service Agreement, effective July 1, 2000††††**

10.10	1999 Amended and Restated Stock Option Plan

10.11	1999 Amended and Restated Employee Stock Purchase Plan

10.12	1999 Directors’ Stock Option Plan†

10.13	Employment Agreement between Expedia, Inc. and Richard N. Barton, dated October 25, 1999†

10.14	Agreement and Plan of Reorganization by and among Expedia, Inc., Travel Enterprises, Inc.,
Travelscape, and certain principal stockholders of Travelscape, dated January 31, 2000 and as amended on March 13, 2000 and March 15, 2000†††
Exhibit Number	Document Description
10.15	Agreement and Plan of Reorganization by and among Expedia, Inc., VacationSub, Inc., VacationSpot, and the principal stockholders of VacationSpot, dated January 30, 2000†††

10.16	Common Stock Purchase Agreement between Expedia, Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P., dated June 25, 2000†††††††

10.17	Common Stock Purchase Agreement between Expedia, Inc. and Microsoft Corporation, dated June 25, 2000†††††††

10.18	Travelscape Office Lease and assignment thereto dated August 1, 2000††††

10.19	Agreement by and between Expedia, Inc. and Microsoft Corporation, dated July 15, 2001***

10.20	Amended and Restated Development Agreement with Worldspan, L.P., dated June 25, 2001*

10.21	Hosting Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of August 14, 2001

10.22	Amended and Restated Registration Rights Agreement between Expedia, Inc., Microsoft Corporation and Microsoft E Holdings, Inc., dated as of July 15, 2001***

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP, Independent Auditors

†	Previously filed as an exhibit to Expedia’s Form S-1 filed September 23, 1999
††	Previously filed as an exhibit to Expedia’s Form S-1/A filed October 26, 1999
†††	Previously filed as an exhibit to Expedia’s Form 8-K filed April 3, 2000
††††	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2000 and incorporated herein by reference
†††††	Previously filed as an exhibit to Expedia’s Form 10-Q filed February 14, 2001 and incorporated herein by reference
††††††	Previously filed as an exhibit to Expedia’s Form 10-Q filed May 15, 2001 and incorporated herein by reference
†††††††	Previously filed as an exhibit to Expedia’s Form 8-K filed September 15, 2000
*	Confidential treatment requested for portions of this agreement pursuant to Rule 24(b)(2) of the Exchange Act
**	Confidential treatment granted for portions of this agreement pursuant to Rule 406 of the Securities Act or Rule 24(b)(2) of the Exchange Act
***	Filed as an exhibit to Expedia’s Form S-4 filed August 22, 2001