Form 10-Q
period 2001-09-30
EXPEDIA INC
filed 2001-11-14
CIK 1095357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

Commission File Number 0-27429

EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1996083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13810 SE Eastgate Way, Ste. 400, Bellevue, WA 98005
(Address of principal executive office) (Zip Code)

Registrant’s telephone number, including area code: (425) 564-7200

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

          The number of shares outstanding of the registrant’s common stock as of October 26, 2001 was 51,515,000.            .

EXPEDIA, INC.

FORM 10-Q

For the Quarter Ended September 30, 2001

PART I.    Financial Information

Item 1.    Unaudited Condensed Consolidated Financial Statements

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,
	2000	2001
Agency revenues	$ 21,646	$ 39,279
Merchant revenues	12,335	34,102
Advertising and other revenues	8,124	6,097

Revenues	42,105	79,478

Cost of agency revenues (excluding recognition of stock-based compensation of $189 and $43 for the three months ended September 30, 2000 and 2001)	11,882	15,977
Cost of merchant revenues (excluding recognition of stock-based compensation $297 and of $65 for the three months ended September 30, 2000 and 2001)	3,745	9,509
Cost of advertising and other revenues (excluding recognition of stock-based compensation of $73 and $10 for the three months ended September 30, 2000 and 2001)	684	801

Cost of revenues	16,311	26,287

Gross profit	25,794	53,191

Operating expenses:
Product development (excluding recognition of stock-based compensation of $9,087 and $2,263 for the three months ended September 30, 2000 and 2001)	5,270	7,209
Sales and marketing (excluding recognition of stock-based compensation of $1,150 and $183 for the three months ended September 30, 2000 and 2001)	17,899	26,071
General and administrative (excluding recognition of stock-based compensation of $2,821 and $1,000 for the three months ended September 30, 2000 and 2001)	5,342	6,181
Amortization of goodwill and intangibles	15,532	9,904
Recognition of stock-based compensation	13,617	3,564

Total operating expenses	57,660	52,929

(Loss) income from operations	(31,866)	262
Net interest income and other	1,082	1,329
USAI transaction related costs	—	(6,341)

Loss before provision for income taxes	(30,784)	(4,750)
Provision for income taxes	—	—

Net loss	$ (30,784)	$ (4,750)

Net loss	$ (30,784)	$ (4,750)
Currency translation adjustment	(10)	19

Comprehensive loss	$ (30,794)	$ (4,731)

Basic and diluted net loss per common share	$ (0.69)	$ (0.09)

Weighted average shares used to compute basic and diluted net loss per common share	44,849	50,319

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2001	September 30, 2001
A S S E T S
Current assets:
Cash and cash equivalents	$182,161	$197,801
Accounts receivable, net of allowance of $513 and $628	29,716	18,425
Prepaid merchant bookings	30,170	18,690
Prepaid expenses and other current assets	11,642	8,729

Total current assets	253,689	243,645
Property and equipment, net	16,778	16,120
Investment and restricted deposits	1,298	1,840
Intangible assets, net	43,298	29,285
Goodwill	74,781	78,890

Total assets	$389,844	$369,780

L I A B I L I T I E S
Current liabilities:
Accounts payable	$ 33,994	$ 29,063
Accrued expenses	40,831	40,879
Due to Microsoft	801	1,556
Deferred merchant bookings	80,326	62,457
Current portion of notes payable	45	—
Unearned revenue	1,545	1,074

Total current liabilities	157,542	135,029
Notes payable, net of current portion	1,303	—

Total liabilities	158,845	135,029

Commitments and contingencies (Note 8)

S T O C K H O L D E R S ’ E Q U I T Y
Common stock, $.01 par value, 120,000 shares authorized, 50,176 and 51,378 issued and outstanding	502	514
Preferred stock, $.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Additional paid-in-capital	437,903	442,371
Unearned stock-based compensation	(16,172)	(12,131)
Retained deficit	(191,418)	(196,168)
Accumulated other comprehensive income:
Cumulative currency translation adjustment	184	165

Total stockholders’ equity	230,999	234,751

Total liabilities and stockholders’ equity	$389,844	$369,780

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Stock-Based Compensation	Retained Deficit	Cumulative Currency Translation
	Shares	Amount				Adjustment	Total
Balance, June 30, 2001	50,176	$502	$437,903	$(16,172)	$(191,418)	$184	$230,999
Proceeds from issuance of common stock and common stock warrants	351	4	(4)				—
Proceeds from exercise of options	851	8	4,949				4,957
Recognition of stock-based compensation				3,564			3,564
Forfeiture of stock-based compensation			(477)	477			—
Net loss					(4,750)		(4,750)
Other comprehensive income:
Currency translation adjustment						(19)	(19)

Balance, September 30, 2001	51,378	$514	$442,371	$(12,131)	$(196,168)	$165	$234,751

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended September 30,
	2000	2001
Operating activities:
Net loss	$ (30,784)	$ (4,750)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	555	2,644
Recognition of stock-based compensation	13,617	3,564
Amortization of goodwill and intangibles	15,532	9,904
USAI transaction related costs	—	6,341
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	4,889	11,291
Due (from) to Microsoft	(117)	755
Prepaid expenses and other current assets	(2,131)	2,913
Prepaid merchant bookings	(30)	11,480
Accounts payable and accrued expenses	1,784	(4,883)
Deferred merchant bookings	6,097	(17,869)
Unearned revenue	(5,731)	(471)

Net cash provided by operating activities	3,681	20,919

Investing activities:
Additions to property and equipment	(2,644)	(3,374)
Proceeds from sale of building	—	1,388
Funding of restricted deposits, net	(514)	(542)

Net cash used by investing activities	(3,158)	(2,528)

Financing activities:
Repayment of notes payable	(73)	(1,348)
Net proceeds from issuance of common stock and warrants	60,483	—
Net proceeds from exercise of options	746	4,957
USAI transaction related costs	—	(6,341)

Net cash provided (used) by financing activities	61,156	(2,732)

Effect of foreign exchange rates changes on cash and cash equivalents	(10)	(19)

Net increase in cash and cash equivalents	61,669	15,640
Cash and cash equivalents at beginning of period	60,670	182,161

Cash and cash equivalents at end of period	$ 122,339	$ 197,801

Supplemental disclosures to cash flow statements:
Cash paid for interest	$ 64	$ 28
Forfeiture of stock-based compensation	571	477

See accompanying notes

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Business Description

          In October 1996, Microsoft Corporation (Microsoft) launched its online travel services product called Expedia®. Since that launch, Expedia, Inc. (the Company) has become a leading provider of branded online travel services for leisure and business travelers. The Company operates eight websites, located at Expedia.com®, Expedia.co.uk, Expedia.de, Expedia.ca™, Expedia.it, Expedia.nl, VacationSpot.com™ and Rent-a-Holiday.com. The Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft’s online services network. In addition, during the quarter, the Company began redirecting traffic from the Travelscape.com™ and LVRS.com websites. Visitors to these websites are automatically transferred to the Expedia.com website.

          The Company’s goal is to sell the broadest possible array of travel services to the broadest possible range of customers around the world. This encompasses providing real-time access to schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, and cruises. The Company sells these reservations both individually and as components of dynamically assembled packaged travel vacations and trips. In addition, the Company provides content on its websites that provides travelers information about travel destinations, maps, and other travel details.

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

          On November 10, 1999, the Company completed an initial public offering in which it sold 5,890,000 shares of common stock at a price of $14.00 per share, raising $83.7 million in gross proceeds. After deducting $5.3 million in aggregate underwriters’ discounts and commissions and $1.8 million in related expenses, net proceeds from this offering totaled $76.6 million. Microsoft’s interest has since been further diluted as a result of option exercises, a private placement of shares and the exercise of warrants associated with the private placement, and shares issued in conjunction with acquisitions.

          In March 2000, the Company acquired Travelscape.com, Inc. (Travelscape), a Delaware corporation based in Las Vegas, Nevada. Travelscape® is a leading Internet travel wholesaler and packager with discounted rate contracts with hotel and travel suppliers worldwide. Hotel rooms, car rentals, and travel services from those suppliers are offered on all of the Expedia-branded websites. In July 2001, Travelscape also operates under the business name, WWTE, which is a private label online travel business that supplies car and hotel inventory to third parties.

          In March 2000, the Company also acquired VacationSpot.com, Inc. (VacationSpot), a Delaware corporation based in Seattle, Washington. VacationSpot is a leading reservation network for vacation homes, rental condominiums, inns and bed & breakfasts around the world. VacationSpot was subsequently merged into the Company. The VacationSpot.com™ and Rent-a-Holiday.com websites, acquired as part of the acquisition, offer unique properties in vacation destinations and countries worldwide and operate as independent websites. In addition, the majority of this inventory is also offered on all of the Expedia-branded websites and the private label websites.

          The Company classifies revenues into three categories: agency, merchant and advertising and other. Agency revenues are derived from travel-related sales transactions where the Company receives commissions and fees from travel suppliers. Merchant revenues primarily come from travel-related sales transactions where the

Company both purchases from the supplier and sells to the customer the requested travel service. In addition, the Company derives revenues from advertisements on its websites. The Company has also licensed components of its technology and editorial content. Both advertising and licensing revenues are categorized as “Advertising and Other” revenues in the Company’s consolidated statements of operations and comprehensive loss.

2.    Basis of Presentation

          The accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, cash flows, and changes in stockholders’ equity, are unaudited and in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year. Readers of the condensed consolidated financial statements should read the information included in this Form 10-Q in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes included in the Company’s Annual Report filed on Form 10-K with the Securities and Exchange Commission on August 22, 2001.

3.    Goodwill and Other Intangibles

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company elected to adopt SFAS No. 142 on July 1, 2001. As required under the standard, the Company continues to amortize intangibles assets with finite lives and has ceased the amortization prospectively on goodwill upon the adoption of the standard.

          The Company has completed its initial impairment assessment of the goodwill, which is attributable to the Destinations segment, by comparing the fair value of the segment to its carrying value. Fair value was determined using a discounted cash flow methodology. This impairment test is required to be performed upon adoption of the SFAS No. 142 and at least annually thereafter.

          Based on the initial impairment test, none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are recognized as operating expenses.

          The financial information for the acquired intangible assets is as follows:

	Original Cost	Accumulated Amortization	Net Book Value
Amortized Intangible Assets
Supplier relationships	$26,200	$20,143	$ 6,057
Trademarks and tradenames	20,300	10,405	9,895
Distribution agreements	24,900	19,143	5,757
Other	18,800	11,224	7,576

	$90,200	$60,915	$29,285

          In connection with adopting SFAS No. 142, the Company also reassessed the useful lives and the classification of identifiable intangible assets. The only change was the reclassification of $4.1 million for the intangible asset “acquired workforce”, which was identified in previous acquisitions in accordance with accounting guidance prior to SFAS No. 142, as goodwill. Amortization expense for the acquired intangible assets for the quarter ended September 30, 2001, was $9.9 million and annual estimated amortization for the acquired intangible assets for the next three fiscal years are as follows:

2002	$30,943
2003	7,141
2004	1,104

$39,188

          The table below shows the effect on net loss and net loss per share had SFAS No. 142 been adopted in prior periods:

	Three Months Ended September 30,
	2000	2001
Reported net loss	$(30,784)	$(4,750)
Amortization of goodwill	5,421	—

Adjusted net loss	$(25,363)	$(4,750)

Reported basic and diluted net loss per share	$ (0.69)	$ (0.09)
Amortization of goodwill	0.12	—

Adjusted basic and diluted net loss per share	$ (0.57)	$ (0.09)

4.    Recent Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or result of operations.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 established a single accounting model, based on the frame work established in SFAS No. 121 for long-lived assets to be disposed of for sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier applications encouraged. The Company has not yet determined the impact of adopting SFAS No. 144 on its financial position or results of operations.

5.    Income Taxes

          Effective October 1, 1999, the Company entered into a tax allocation agreement with Microsoft. On March 18, 2000, Microsoft’s investment in the Company fell below 80% ownership. As such, from March 18, 2000 onward, the Company must file a separate tax return. Based on the tax allocation agreement, the Company may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999 to March 17, 2000 that are utilized on the Microsoft consolidated U.S. federal tax return. As of September 30, 2001, the Company has received no such reimbursement from Microsoft. Reimbursements of approximately $2.5 million are expected to be received from Microsoft under this agreement. Any reimbursement from Microsoft will be recorded as a capital contribution.

          In November 2001, the Company entered into an agreement with Microsoft setting forth the manner in which the Company will compensate Microsoft for compensation deductions attributable to the “Inherent Bargain Element” as used in the tax allocation agreement. Under this agreement, the Company generally will be required to compensate Microsoft for the actual federal and state tax savings that the Company realizes as a result of the use of the compensation deductions, as and when the Company realizes such tax savings.

          At September 30, 2001, the Company has a net operating loss carryforward of approximately $105 million for federal income tax purposes. The net operating loss carryforwards begin to expire in 2017. Of this amount, $5 million is the amount available to the Company from the period ended March 17, 2000. In addition, $31 million of the loss carryforward is from acquired companies, the utilization of which in each carryforward year may be limited by the Internal Revenue Code. Under the tax allocation agreement with Microsoft which was subsequently amended in November 2001, the Company must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options. The Company will pay Microsoft approximately $36 million under this agreement when the tax savings are utilized on the Company’s tax return. The Company has not utilized the tax savings as of September 30, 2001. Reimbursements to Microsoft will be recorded as a capital distribution.

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

7.    Related Party Transactions

          In June 2001, the Company signed an amended and restated carriage and cross promotion agreement with Microsoft. Under this agreement, Microsoft’s domestic and international MSN websites promote co-branded versions of the Expedia websites that include the logos of both the Company and MSN in the U.S., the U.K., Germany and Canada, the countries in which the Company is currently present. These co-branded websites are the preferred travel transaction services offered on MSN, except in international markets where Expedia does not have a presence. Under the agreement, the parties also agreed to certain restrictions regarding the promotion of competitors on MSN.com and on the MSN Expedia co-branded travel websites accessed via MSN.com. The Company pays Microsoft slotting fees and performance fees under this agreement. These fees are calculated in accordance with the terms of the agreement and, in certain cases, a letter agreement entered into between the parties in July 2001. The Company pays Microsoft an annual slotting fee of $500,000 for the U.S. co-branded travel website. This fee is credited toward the performance fees that the Company is required to pay Microsoft. The Company pays Microsoft an annual slotting fee of $250,000 for each non-U.S. co-branded travel website. These fees are credited toward the performance fees the Company is required to pay Microsoft only if these non-U.S. websites exceed specified revenue targets. The performance fees the Company pays to Microsoft are based on the number of transactions of each transaction type that occur on the co-branded websites multiplied by the average gross profit per transaction achieved by the Company for each transaction type multiplied by the agreed percentage of gross profit to be shared for each transaction type. This agreement runs through June 30, 2005.

          The Company entered into an amended and restated services agreement with Microsoft on October 1, 1999 whereby Microsoft provides the Company with certain administrative and operational services. This agreement was subsequently amended and restated effective January 1, 2001 and further amended as of July 1, 2001. The Company intends to enter into a second amended and restated services agreement in connection with the USAI transaction, which is discussed in Note 10. The second amended and restated services agreement will extend through September 30, 2002, although Microsoft may elect in limited circumstances to terminate certain services if Microsoft determines, in good faith after consultation with USAI and Expedia, that it is inappropriate for Microsoft to provide such services to an unaffiliated third party.

          Under the second amended and restated services agreement, Microsoft will continue to provide the Company with specified administrative and operational services. In return, the Company will pay Microsoft fees based on the total direct and indirect costs incurred by Microsoft in providing these services to the Company. The Company has been developing and will continue to develop its own resources in these administrative and operational areas.

          In August 2001, in connection with the USAI transactions, the Company and Microsoft entered into a hosting services agreement under which Microsoft provides the Company with internet service provider services for the Expedia websites. Microsoft previously provided these services to the Company under the amended and restated services agreement. The hosting services agreement has a four-year term. The Company pays Microsoft for the hosting services on a cost basis.

          On October 1, 1999, the Company and Microsoft entered into a license agreement under which Microsoft provides the Company with rights to intellectual property used in its business. Microsoft assigned to the Company the trademarks and domain names associated with the name “Expedia.” In addition, Microsoft assigned to the Company copyrights for software relating to online travel services. The Company licenses the right to use some of Microsoft’s retail products and other technology under the license agreement. All of the licenses relating to Expedia-specific software content and data and patents are royalty-free, irrevocable and perpetual. Upon completion of the USAI transaction, the license agreement will be terminated, however, the perpetual licenses will remain.

          In August 2001, the Company signed an amended and restated map server license agreement with Microsoft. Under this agreement, Microsoft will develop, maintain, host and serve maps to the Expedia websites. The maps will be customized for the Company’s websites and will include both the Company’s logo and Microsoft’s MapPoint.Net logo. The Company will pay route transaction fees, location lookup transaction fees and map transaction fees to Microsoft. This agreement was applied retroactively to December 2000. The agreement runs through August 2005.

          On September 25, 2001, Expedia and Microsoft entered into the following agreements that provide Expedia with worldwide rights to use some of Microsoft’s retail products: Microsoft Business Agreement; Microsoft Enterprise Agreement; Microsoft Enterprise Enrollment Agreement; Microsoft Select Agreement; and Microsoft Select Enrollment Agreement to replace some of the licenses in the license agreement dated October 1, 1999.

          Effective October 1, 1999, the Company entered into a tax allocation agreement with Microsoft relating to periods during which the Company was included in Microsoft’s U.S. federal tax return. In November 2001, the Company entered into an agreement with Microsoft setting forth the manner in which the Company will compensate Microsoft for compensation deductions attributable to the “Inherent Bargain Element” as used in the tax allocation agreement. Under this agreement, the Company generally will be required to indemnify Microsoft for the actual federal and state tax savings that the Company realizes as a result of the use of the compensation deductions, as and when the Company realizes such tax savings.

          In November 2001, the Company entered into an agreement to assign patent applications and royalty sharing agreement with Microsoft. Under this agreement, Microsoft assigned to the Company all of Microsoft’s patents relating to the operation of the Company’s websites. The assignment agreement includes a limited license of such patents from the Company to Microsoft. Further, the agreement includes a royalty sharing agreement under which the Company will pay a percentage of any royalties collected by the Company for licenses to such patents that are granted by the Company to third parties for use in products and/or services other than online travel services.

          The Company incurs various charges from the above agreements as follows (in thousands):

	Three Months Ended September 30,
	2000	2001
Revenues	$ (44)	$ —
Cost of revenues	526	1,035
Product development	383	760
Sales and marketing	1,222	2,327
General and administrative	438	414

Net expense	$ 2,525	$ 4,536

8.    Commitments and Contingencies

          The Company has multi-year agreements with certain travel service providers that make available the services accessed through the Company’s website. Under these agreements, the Company pays monthly service fees to the service providers based on the volume of activity. The Company expenses these amounts as the services are provided.

          Between June 5 and July 26, 2001, four class action complaints, alleging violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, were filed in the Southern District of New York against the Company, certain of its officers and directors and certain underwriters of the Company’s initial public offering (IPO). The complaint alleges that the Company’s prospectus was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of the Company in the aftermarket in return for an allocation of shares in the IPO. Plaintiffs contend that as a result of those omissions from the prospectus, the price of the Company’s stock was artificially inflated between November 9, 1999 and December 6, 2000 and that the defendants are liable for unspecified damages to those persons who purchased stock during that period. On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPO’s of those issuers. The consolidation was for purposes of pretrial motions and discovery only. The Company intends to defend this matter vigorously.

          In addition to the matter discussed above, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of all such matters will not have a material impact to the Company’s financial position, results of operations or cash flows.

9.    Segment Information

          The Company has five reportable segments: Transportation, Destinations, Advertising, International and Corporate. The Transportation segment serves primarily as an agent for U.S.-originated airline tickets and car rentals. The Destinations segment generates most of its revenues from U.S.-originated hotel bookings where the Company acts as merchant of record. The Advertising segment sells advertisements on the domestic websites. The International segment generates most of its revenues as agency revenues from airline tickets, car rentals and hotel bookings on its websites in the United Kingdom, Germany, Belgium, Italy, the Netherlands and Canada. The Corporate segment generates revenues from the licensing of technology and generates expenses consisting of the amortization of goodwill and intangibles, recognition of stock-based compensation and certain corporate headquarters costs.

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

          The segment information for the three months ended September 30, 2000 and 2001, are as follows (in thousands):

	Transportation	Destinations	Advertising	International	Corporate	Total
For the three months ended September 30, 2000

Revenues	$18,645	$14,060	$3,087	$1,621	$4,692	$42,105

Depreciation and amortization	$125	$271	$10	$34	$15,647	16,087

Income (loss) from operations	$(1,720)	$291	$1,826	$(3,491)	$(28,772)	$(31,866)

For the three months ended September 30, 2001

Revenues	$41,621	$28,628	$3,467	$4,121	$1,641	$79,478

Depreciation and amortization	$625	$733	$103	$254	$10,833	$12,548

Income (loss) from operations	$8,717	$8,858	$1,221	$(2,199)	$(16,335)	$262

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

10.    USAI Transaction

          On July 16, 2001, the Company announced that it had entered into a merger agreement with Microsoft and USA Networks, Inc. (USAI), among others, whereby USAI agreed to acquire up to 37,500,000 shares of Expedia common stock, representing a controlling interest in the Company. In connection with the transaction, the Company will create a Class B common stock with fifteen votes per share, subject to certain limitations. Following the completion of the recapitalization of Expedia’s common stock, which will take place immediately prior to the merger, and the completion of the merger, USAI is expected to hold all Class B common shares and hold over 90% of the voting interest in the Company. As part of the agreement, Microsoft will elect to exchange all 33,602,258 of its Expedia shares and all 120,452 of its warrants in exchange for a package of USAI securities (described below), subject to a ratable reduction depending upon the number of elections made by other shareholders. Under the terms of the transaction agreements, the Company’s shareholders may elect to either retain their common stock in the Company and receive for each share of common stock, 0.192 warrants to purchase the Company’s common stock at $52 per common share or exchange their shares of the Company’s common stock for a package of USAI securities consisting of USAI common stock, USAI convertible redeemable preferred stock and warrants to acquire USAI common stock. Also, under the terms of the transaction agreements, the Company’s employee option holders and in, certain cases, the Company’s existing warrant holders will receive 0.192 warrants per option or warrant to purchase the Company’s common stock at $52 per common share. Warrants granted to each employee option holder will have the same vesting schedule as such employee’s unvested options.

          As part of the transaction, USAI will contribute $75 million in media time on its media outlets to the Company over a five year period following closing. In addition, the Company will acquire an option to participate in a new television channel to be developed by USAI called the USA Travel Channel. The terms of the transaction also provide for the Company to have an option to purchase from USAI the National Leisure Group (NLG), a supplier of cruise travel products. In the event that USAI does not acquire NLG within 6 months of the completion of the merger agreement, the Company will be entitled to a payment from USAI of $20 million plus interest.

          The completion of the transaction is subject to the approval of the Company’s shareholders. The Company has incurred $6.3 million of costs related to the transaction for the quarter ended September 30, 2001 and anticipates incurring further costs for investment banking, legal, and accounting services in order to complete this transaction. The Company anticipates completing the transaction by the end of December 2001.

          USAI holds approximately 90% of the voting rights in Hotel Reservations Network, Inc. (HRN), a competitor of the Company. USAI has announced publicly that HRN and the Company will continue to operate independently despite being controlled by a common parent.

11.    September 11, 2001—Terrorist Attacks

          The terrorist attacks of September 11, 2001 had an impact on this quarter’s revenues. The mandated grounding of all flights by the FAA for several days coupled with the slow ramp-up of flights and cutbacks in schedules by the airlines reduced this quarter’s revenues. In addition, airlines allowed customers with non-refundable tickets to refund them and hotels relaxed their cancellation policies, resulting in lost agency and merchant revenue for Expedia. Also, the volume of calls and length of calls at the Company’s call centers increased as the call centers were addressing customers’ travel concerns, thereby increasing cost of revenues.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information contained in this section has been derived from our unaudited condensed consolidated financial statements and should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” in our Form 10-K filed on August 22, 2001.

Overview

          Our agency revenues are derived from airline ticket transactions, hotel, cruise, and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. These revenues represent both commissions and fees related to the sale of airline tickets. Airline ticket commissions are determined by individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, travel suppliers are not obligated to pay any specified commission rate for bookings made through our websites. Fees from the sale of airline tickets also include performance-based revenues from our global distribution partner and express fee revenues where we charge customers for processing and delivering paper tickets via express mail if they choose not to use electronic tickets or electronic tickets are not available. In addition, certain contracts with suppliers contain override commissions typically related to achieving sales targets.

          We recognize agency revenues on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is not recognized because we receive a cancellation fee from the airlines which is at least equivalent to our commission on the cancelled reservation. We recognize agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or a supplier or on receipt of the commissions from an individual supplier. Override commissions are recognized each period based upon our projected and actual attainment of predetermined target sales levels.

          Our merchant revenue is derived from transactions where we are the merchant of record and determine the ticket price or room rate. We have agreements with hotels and airlines for blocks of rooms and seats that we sell and these sales generate the majority of our total merchant revenues. We do not have purchase obligations for unsold hotel rooms or airline tickets. We also apportion to merchant revenue a pro-rata share of the fees from our global distribution partner.

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

          A number of new sources of merchant revenue have been recently introduced by Expedia. In June 2000, we introduced the Expedia® Special Rate (ESR) product feature. ESRs represent special negotiated rates with hotels worldwide, which are available on our websites. In December 2000, we introduced the new Expedia® Vacation Packages product which enables customers to customize their trip by selecting their itinerary, airline and hotel of choice for all one package price. The Expedia Vacation Packages product often consists of a combination of agency and merchant revenues. In March 2001, we introduced the Expedia® Bargain Fares (EBF) product. EBFs represent special negotiated rates with airlines worldwide. EBFs show customers the date and price up front but do not disclose the airline or flight times until after the purchase. In September 2001, we introduced rental cars and other destination products and services such as airport transportation, lei greetings and ski tickets as part of the Vacation Packages products.

          Additionally, we derive revenues from the sales of advertisements on our websites and listing revenues from our VacationSpot.com and Rent-a-Holiday.com websites. We generally recognize advertising and listing revenues ratably over the advertising period, depending on the terms of the advertising contract. Fees from the licensing of technology are another source of revenues. The fixed portion of these license fees are recognized ratably over the terms of the contracts. Transaction-based fees are recognized when the relevant transactions occur.

          We launched international websites in Canada (Expedia.ca) in fiscal 1998, in the United Kingdom (Expedia.uk) in fiscal 1999, and in Germany (Expedia.de) in fiscal 2000. Rent-a-Holiday.com, based in Belgium, was acquired as part of the VacationSpot acquisition. During the quarter ended September 30, 2001, we launched websites in Italy (Expedia.it) and the Netherlands (Expedia.nl). During the quarter, we also announced the launch of a website in France, currently planned for November 2001, as part of a joint venture with SNCF, the national rail company in France. As a result of increased transaction activity from existing and new websites, along with growth from potential other geographic markets we may enter, we expect international revenues to continue to increase.

          The costs of agency revenues consist of fees paid to our fulfillment vendors for issuing airline tickets and related customer services, reserves and related payments to the airlines for tickets purchased with fraudulent credit cards, fees paid to our global distribution partner for use of their computer reservation and information services system and allocated and direct internal costs for the operation of our data center and call center. The costs of merchant revenues consist of credit card merchant fees and allocated and direct internal costs for the operation of our data center and call center. The costs of advertising and other revenues consist mainly of costs related to the employees who are responsible for obtaining and placing banner and other advertisements on the websites.

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

          We divide our business into five reportable segments: Transportation, Destinations, Advertising, International, and Corporate. Segment reporting involves significant allocations of various expenses to our non-Corporate segments. These allocations are primarily based on transaction volumes and other metrics. The amortization of intangibles and recognition of stock-based compensation are retained in the Corporate segment.

          Our revenues are impacted by the seasonality of the travel industry, particularly leisure travel.

          Our fiscal years end on June 30 of each year. References to a fiscal year, such as fiscal 2001, are to the twelve months ended June 30 of that year.

Results of Operations

          The following table sets forth our results of operations as a percentage of revenues for the three months ended September 30, 2001 compared with the same period in 2000. Included in this table is a breakdown of revenue from our three primary sources: agency, merchant, and advertising and other.

(As a Percentage of Revenues)

	Three Months Ended September 30,
	2000	2001
Statement of Operations Data:
Agency revenues	52%	49%
Merchant revenues	29%	43%
Advertising and other revenues	19%	8%

Revenues	100%	100%

Cost of agency revenues	28%	20%
Cost of merchant revenues	9%	12%
Cost of advertising and other revenues	2%	1%

Cost of revenues	39%	33%

Gross profit	61%	67%

Operating expenses:
Product development	13%	9%
Sales and marketing	42%	34%
General and administrative	13%	8%
Amortization of goodwill and intangibles	37%	12%
Recognition of stock-based compensation	32%	4%

Total operating expenses	137%	67%

(Loss) income from operations	(76)%	0%
Net interest income and other	3%	2%
USAI transaction related costs	0%	(8)%

Loss before provision for income taxes	(73)%	(6)%
Provision for income taxes	0%	0%

Net loss	(73)%	(6)%

Revenues

	Three Months Ended September 30,		% Change
	2000	2001
	($ in thousands)
Agency revenues	$21,646	$39,279	81%
Merchant revenues	12,335	34,102	176%
Advertising and other revenues	8,124	6,097	(25)%

Revenues	$42,105	$79,478	89%

          Total revenues reflect strong increases as internet commerce, especially travel sales, continues to gain acceptance and grow substantially. In addition to a greater number of visitors to our websites, we have also been successful in converting a greater percentage of those visitors to make purchases. During the quarters ended September 30, 2000 and 2001, the average monthly reach per Media Metrix was 6.4 million and 9.4 million, respectively. The average monthly reach represents the number of visitors which came to our websites. During the same quarters as above, the conversion rate increased from 4.8% to 5.5%. The conversion rate reflects the percentage of visitors who purchased travel products from our websites. The gross bookings for the September 30, 2000 and 2001 quarters were $467 million and $723 million, respectively, an increase of 55%. Revenues grew faster than gross bookings due to the shift in mix towards merchant revenue, for which net revenue is a higher percentage of gross revenue than for agency revenue.

          The growth in agency revenues has been aided by the initiation of our express ticket delivery service in the quarter ended December 31, 2000. We earn Express Fee revenues for this service as we charge customers for processing and delivering a paper ticket via express delivery if they choose not to have an electronic ticket or an electronic ticket is not available. Approximately 28% of our tickets are now express delivered.

          The December 2000 launch of our Expedia Packages business has significantly increased both agency and merchant revenues. This product enables customers to customize their trip by selecting their itinerary, airline, hotel, car rentals and destination product and services of choice all for one packaged price. The introduction of Expedia’s Expert Searching and Pricing (ESP) engine in January 2001 has not only provided consumers with more choice and control in choosing their travel itineraries but also enabled us to succeed in selling more vacation packages and in merchandising a wide range of inventory types.

          Merchant revenues have also increased significantly as a result of the March 2001 introduction of Expedia Bargain Fares (EBF). This product shows customers the date and price of the airline ticket up front but does not disclose the airline or flight times until after the purchase. The Expedia Special Rate hotel business has also grown substantially as we continue to add new available supply both domestically and internationally. ESR bookings now represent a majority of all hotel gross bookings.

          The increase in agency and merchant revenues are partially offset by the decrease in advertising and licensing-related revenue. This is due to the Continental Airlines and American Express licenses being terminated as of June 30, 2001.

          The terrorist attacks of September 11, 2001 had an impact on this quarter’s revenues. The mandated grounding of all flights by the FAA for several days coupled with the slow ramp-up of flights and cutbacks in schedules by the airlines reduced this quarter’s revenues from expected levels. In addition, airlines allowed customers with non-refundable tickets to refund them and hotels relaxed their cancellation policies, resulting in lost agency and merchant revenue. Looking forward, while people are beginning to return to normalcy and travel, we are expecting revenue in the December quarter to be down from the September quarter’s levels.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		% Change
	2000	2001
	($ in thousands)
Cost of agency revenues	$11,882	$15,977	34%
Cost of merchant revenues	3,745	9,509	154%
Cost of advertising and other revenues	684	801	17%

Cost of revenues	$16,311	$26,287	61%

% of revenues	39%	33%

Gross profit	$25,794	$53,191	106%
% of revenues	61%	67%

          The large increase in revenues correlates to increased transactions processed by Expedia. Transaction volumes related to gross bookings increased from 1.3 million in the quarter ended September 30, 2000 to 2.2 million in the quarter ended September 30, 2001, a 70% increase. As a result, the associated cost of agency and merchant revenues related to processing these transactions increased significantly during the quarter in comparison to the preceding year’s quarter.

          The cost of agency revenues has also increased as a result of the introduction of our express mailing service in the quarter ended December 31, 2000. Partially offsetting the increase in agency costs were decreased expenses related to fraudulent and lost tickets.

          The cost of merchant revenues has increased significantly as a result of the introduction of our Expedia Packages business in December 2000 and our EBF business during the March 2001 quarter. The Expedia Packages product consists of a combination of agency and merchant cost of revenues. The costs paid to suppliers for room and airline costs are netted against revenues. The cost of merchant revenues consists of credit card merchant fees and allocated and direct costs for the operation of our data center and call center.

          The terrorist attacks on September 11, 2001 impacted cost of revenues related to our agency and merchant business. The volume of calls and length of calls at our call centers increased as our call centers were addressing our customers’ travel concerns.

          The cost of advertising and other revenues has increased. This is due to continued hiring of employees to attract more advertisers for our websites. There are minimal costs associated with the licensing business, therefore, we generate strong profit margin on this business.

          The increase in gross profit percentage during the quarter ended September 30, 2001 is due to increased transaction volumes, which have created economies of scale and the growth in merchant business, which yields a higher gross profit per transaction compared to the agency business.

Product Development

	Three Months Ended September 30,		% Change
	2000	2001
	($ in thousands)
Product development	$5,270	$7,209	37%
% of revenues	13%	9%

          During the three months ended September 30, 2000 and 2001, we capitalized $1.3 million of website development costs and $0.6 million of website development costs and internally developed software costs, net of amortization. Excluding the impact of this capitalization, expenses would have increased 20% from last year for the three month period reflecting growth in the number of employees focused on product development. The significantly larger revenues result in the large decrease in product development costs as a percentage of revenues.

Sales and Marketing

	Three Months Ended September 30,		% Change
	2000	2001
	($ in thousands)
Sales and marketing	$17,899	$26,071	46%
% of revenues	42%	34%

          The increase in sales and marketing expenses is primarily attributable to increased promotional and distribution activities intended to bring additional customers to our websites. Our promotional activities range from radio to magazine and other paper media advertising, and also include domestic television ads. Our distribution activities relate to associate marketing agreements with various internet websites such as MSN and Amazon. Although sales and marketing costs increased, the significantly larger revenues resulted in a large decrease in sales and marketing costs as a percentage of revenues.

          During the quarter ended September 30, 2001, we redirected the Travelscape.com and LVRS.com websites to the Expedia.com website. This action will enable domestic advertising to be focused on the Expedia.com website, enabling us to gain greater marketing efficiencies.

General and Administrative

	Three Months Ended September 30,		% Change
	2000	2001
	($ in thousands)
General and administrative	$5,342	$6,181	16%
% of revenues	13%	8%

          These costs increased in absolute terms but decreased as a percentage of revenues. The increased growth and greater complexity in our business has required additional support and overhead. We have also continued to hire employees to perform certain functions that were not previously necessary when we were an operating unit of Microsoft and functions previously performed under our services agreement with Microsoft that are being brought in house.

Amortization of Goodwill and Intangibles

	Three Months Ended September 30,		% Change
	2000	2001
	($ in thousands)
Amortization of goodwill and intangibles	$15,532	$9,904	(36)%
% of revenues	37%	12%

          Amortization of goodwill and intangibles was related to our acquisitions of Travelscape and VacationSpot in March 2000. During the quarter ended September 30, 2001, we stopped amortizing goodwill as a result of our early adoption of SFAS 142.

Recognition of Stock-based Compensation

	Three Months Ended September 30,		% Change
	2000	2001
	($ in thousands)
Recognition of stock-based compensation	$13,617	$3,564	(74)%
% of revenues	32%	4%

          On the completion of the initial public offering, all the unvested options to purchase Microsoft common stock held by Expedia employees were converted to Expedia options. These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The starting date for amortization coincides with the initial public offering date of November 10, 1999. The decrease in the recognition of stock-based compensation from quarter to quarter relates to amortizing the expense over the vesting period of the individual options in accordance with Financial Accounting Standards Board Interpretation (FIN) No. 28. This results in higher amortization amounts during the beginning of the amortization period. In addition, stock option forfeitures due to departing employees also decrease the recognition of stock-based compensation from quarter to quarter.

Net Interest Income and Other

	Three Months Ended September 30,		% Change
	2000	2001
	($ in thousands)
Net interest income and other	$ 1,082	$1,329	23%
% of revenues	3%	2%

          The increase is primarily attributable to our increased cash balance. We received approximately $60 million of net proceeds from our private placement of stock and warrants on August 25, 2000. In addition, we have generated strong cash flows from operations. This has caused interest income to increase even with a decline in interest rates.

Segment Results

          We divide our business into five reportable segments: Transportation, Destinations, Advertising, International, and Corporate. The Transportation segment serves primarily as an agent for U.S.-originated airline tickets and car rentals. The Destinations segment generates most of its revenues from U.S.-originated hotel bookings where the Company acts as merchant of record. The Advertising segment sells advertisements on the domestic websites. The International segment generates most of its revenues as agency revenues from airline tickets, car rentals and hotel bookings on the United Kingdom, Germany, Belgium, France, Italy, Netherlands and Canada websites. The Corporate segment generates revenues from the licensing to our airline and corporate customers, and generates expenses consisting of the amortization of goodwill and intangibles, recognition of stock-based compensation and certain corporate headquarters costs.

          The Transportation segment had a $1.7 million loss from operations and $8.7 million of income from operations for the three months ended September 30, 2000 and 2001, respectively. This was primarily due to strong revenues from airline transactions, as internet commerce, and especially travel sales, continues to gain acceptance and grow substantially. As a result, in addition to a greater number of visitors to our websites, we have also been successful in converting a greater percentage of those visitors to make purchases.

          The Destinations segment generated $0.3 million and $8.9 million of income from operations for the three months ended September 30, 2000 and 2001, respectively. We act as merchant of record on a significant portion of Destinations transactions. The introduction in June 2000 of the ESR business, which consists of offering negotiated rate hotel rooms on Expedia.com, the introduction in December 2000 of the Expedia Packages business and the introduction in January 2001 of the Expedia ESP engine have contributed to the growth in merchant business.

          The Advertising segment generated $1.8 million and $1.2 million of income from operations for the three months ended September 30, 2000 and 2001, respectively. We have continued to hire employees in order to increase our advertising revenues and to be responsible for placement of banner and other advertisements on the websites.

          The International segment had a $3.5 million and a $2.2 million loss from operations for the three months ended September 30, 2000 and 2001, respectively. During the quarter ended September 30, 2001, our promotional activities such as paper media and television ads have decreased. Revenues increased in the September 30, 2001 quarter compared to the respective quarter in 2000 due to increase in our ESR business. This has resulted in a smaller loss from operations in the quarter ended September 30, 2001.

          The Corporate segment incurred significant losses from operations of $28.8 million and $16.3 million for the three months ended September 30, 2000 and 2001, respectively. During the quarter ended September 30, 2001, we ceased amortization of goodwill due to the adoption of SFAS No. 142. In addition, the recognition of stock-based compensation during the quarter ended September 30, 2001 decreased significantly due to using an accelerated amortization methodology in accordance with FIN No. 28. Also, licensing revenues have significantly declined due to Continental Airlines and American Express terminating their licenses as of June 30, 2001.

Liquidity and Capital Resources

          During the three months ended September 30, 2000 and 2001, net cash provided by operating activities was $3.7 million and $20.9 million, respectively. The net loss for the September 30, 2001 quarter was $4.8 million, however, net income excluding the non-cash charges for amortization of intangibles, recognition of stock-based compensation and USAI acquisition deal costs was $15.1 million. In our merchant business, we receive monies from customers on hotel and air bookings before the stay or flight has occurred. This is classified as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until after the stay has occurred for hotel business and approximately one week after booking for air travel. Therefore, there is a lag period from the receipt of the cash from the customers to the payment of the monies to the suppliers. Usually, this lag contributes to our positive cash flow when business is growing. Cancellations and reduced bookings caused by the terrorist attacks on September 11, 2001 resulted in a net negative change in deferred and prepaid merchant bookings.

          During the quarter ended September 30, 2001, we incurred $6.3 million of USAI acquisition deal costs which includes financial advisory, accounting, legal and tax fees. During the quarter ended December 31, 2001, we anticipate spending approximately an additional $12 million in order to complete the USAI acquisition.

          Net cash used in investing activities for the three months ended September 30, 2000 and 2001 were $3.2 million and $2.5 million. These investing activities consisted primarily of capital expenditures, which totaled $2.6 million and $3.4 million during the quarters ended September 30, 2000 and 2001. Of this amount, $0.6 million reflects the capitalization of website development costs and $2.8 million reflects purchases of computer hardware and software. We anticipate a growing level of capital expenditures during the next two quarters. Expenditures will be for computers and other system-related assets associated with our expected growth and with our migration away from Microsoft systems and infrastructure and onto our own. Additional costs will also be capitalized related to further website development efforts and other internal costs for software and systems development.

          During the quarter ended September 30, 2001, we sold the building in Las Vegas which we purchased as part of our acquisition of Travelscape.com, Inc. and received net proceeds of $1.4 million. A portion of the proceeds from the sale of this facility were used to retire the mortgage loans on the office building. We have leased other office facilities in Las Vegas.

          Stock option exercises were a source of $0.8 million and $5.0 million of cash for the quarters ended September 30, 2000 and 2001. We anticipate additional stock option exercises going forward. These exercises also have an impact on operating results, as we incur payroll tax expenses on the taxable portion of employees’ gains upon exercise.

          In December 2000, we entered into a one year, $7 million letter of credit facility. This facility has enabled us to terminate existing letters of credit that were fully secured with restricted certificates of deposit, freeing up this cash. Collateral for the new credit facility is in the form of a guarantee from Microsoft. If Microsoft’s investment in Expedia falls below 50%, which will occur when the proposed USAI transaction closes, then we will be required to collateralize the outstanding letters of credit with cash deposits equaling 105% of the letters of credit’s face value in exchange for the release of the Microsoft guarantee. At September 30, 2001, no claims have been made against any letters of credit.

          As of September 30, 2001, we had $197.8 million in cash and cash equivalents. The terrorist activities of September 11, 2001 and the uncertainty caused by the current economic, political and transportation climates may impact future demand. We believe that our financial situation and cash reserves are strong and will enable us to absorb a potential downturn in business. As a result, we anticipate being able to meet our operating cash needs without any need for additional funding.

Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective July 1, 2002, but may adopt the new statement beginning July 1, 2001. We have adopted the new statement beginning on July 1, 2001. We have continued to amortize intangibles assets with finite lives and have ceased the amortization prospectively on goodwill upon the adoption of the standard.

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on its financial position or result of operations.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 established a single accounting model, based on the frame work established in SFAS No. 121 for long-lived assets to be disposed of for sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier applications encouraged. We have not yet determined the impact of adopting SFAS No. 144 on our financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

          We have not held derivative financial instruments at any time. We sold our office building in Las Vegas during the quarter ended September 30, 2001, thus we no longer have any debt. Therefore, near-term adverse changes in interest rates will principally affect the interest income we earn on our cash balance. If market interest rates were to decrease immediately and uniformily by 10% from levels at September 30, 2001, our net income and cash flows would decrease by an immaterial amount. We may, however, experience additional adverse changes if we incur variable-rate debt or hold derivative financial instruments in the future. Our international operations expose us to some foreign currency risk, however, we do not expect fluctuations in foreign currency exchange rates to have a material effect on our financial results.

PART II.    Other Information

Item 1.    Legal Proceedings

          See Note 8 to Unaudited Condensed Consolidated Financial Statements (“Commitments and Contingencies”).

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

          None

          (b)  Reports on Form 8-K

          The Company has filed the following reports on Form 8-K:

          (i)  On July 19, 2001, Expedia filed a Form 8-K reporting the distribution of an Expedia press release announcing that Expedia, Microsoft Corporation and USA Networks Inc. signed an agreement by which USA will acquire up to 37.5 million shares of Expedia common stock.

          (ii)  On July 27, 2001, Expedia filed a Form 8-K/A reporting the distribution of an Expedia press release announcing that Expedia, Microsoft Corporation and USA Networks Inc. signed an agreement by which USA will acquire up to 37.5 million shares of Expedia common stock and a press release issued by USA Networks, Inc. announcing its agreement to acquire a controlling interest in Expedia.

(iii) On October 23, 2001, Expedia filed a Form 8-K reporting first quarter fiscal 2002 financial results.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Da	te: November 14, 2001

By:	/S/ GREGORY S. STANGER
Gregory S. Stanger Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)