Form 10-K405/A
period 2001-06-30
EXPEDIA INC
filed 2001-12-12
CIK 1095357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended June 30, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on August 3, 2001, as reported on the Nasdaq National Market was approximately $580 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13D or 13G filed with the Commission and is as of August 3, 2001. This determination of affiliate status is not a conclusive determination for other purposes.

          The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share as of August 3, 2001, was 50,619,000.

EXPLANATORY NOTE

          This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended June 30, 2001 is being filed to amend and restate Items 10, 11, 12 and 13 of Part III. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the text of the amended items is amended and restated in its entirety as set forth in this Amendment No. 1. No other changes are being made to the Form 10-K.

FORWARD LOOKING STATEMENTS

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Executive Officers

Name	Age	Title
Richard N. Barton	34	President, Chief Executive Officer and Director
Byron D. Bishop	37	Senior Vice President, Transportation and Core Technology
Erik C. Blachford	34	Senior Vice President, Marketing and Programming
Simon J. Breakwell	36	Senior Vice President and Managing Director, Expedia Europe
Mark S. Britton	34	Senior Vice President, General Counsel and Secretary
Michael K. Day	34	Senior Vice President, Operations
Kathleen K. Dellplain	42	Senior Vice President, Human Resources
Greg Slyngstad	45	Senior Vice President, Destinations and Lodging
Gregory S. Stanger	37	Senior Vice President and Chief Financial Officer

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

          (b)  Directors

          Expedia’s board of directors currently consists of seven members. Expedia’s board of directors has nominated each of the seven persons named below to serve for an additional one-year term. All seven directors are to be elected at the annual meeting, to hold office until the 2002 annual meeting of shareholders and until their successors are elected and qualified. However, as discussed below, certain of the directors elected at the annual meeting will resign upon consummation of the transactions with USA. Expedia also expects that each of the nominees will be available for election, but if any of them is not a candidate at the time the election occurs, Expedia expects that proxies, unless otherwise directed, will be voted for the election of another nominee to be designated by the board of directors to fill the vacancy. Microsoft has agreed to vote all its shares of Expedia common stock in favor of these nominees and has granted Expedia an irrevocable proxy to vote its shares in favor of these nominees. The vote of Microsoft’s shares is sufficient to ensure approval of these nominees.

          Following the consummation of the transactions with USA, Expedia’s board of directors will consist of eleven members, including Mr. Barton, Mr. Stanger, six directors appointed by USA, one of whom will be Mr. Diller, chairman of the board and chief executive officer of USA, who will serve as chairman of the board of Expedia, and three additional independent directors mutually agreed to by USA and Expedia, two of whom will be Messrs. Maffei and Hoag, who are currently directors of Expedia. As a result, upon consummation of the transactions with USA, Brad Chase, Gerald Grinstein, Richard Nanula and Laurie McDonald Jonsson will resign from Expedia’s board of directors in order to permit Mr. Stanger and the USA nominees to be appointed to the board of directors. Although it is currently anticipated that the transactions will be consummated shortly after the approval of the shareholders is obtained at the annual meeting, the parties cannot guarantee that the transactions will be consummated as anticipated. If the transactions are not consummated, the seven directors elected at the annual meeting will hold office until the 2002 annual meeting of shareholders and until their successors are elected and qualified.

Nominees

          Richard N. Barton, 34, founded Expedia in 1994. He has served as Expedia’s president and chief executive officer and as one of Expedia’s directors since September 1999. Prior to this, he worked for Microsoft from 1991 to 1994 in various product management roles involving Windows and MS-DOS. Prior to joining Microsoft in 1991, he worked as a strategy consultant for Alliance Consulting Group. Mr. Barton received a B.S. in industrial engineering from Stanford University.

          Gregory B. Maffei, 41, has served as chairman of Expedia’s board of directors since 1999. Since January 2000, Mr. Maffei has served as the president and chief executive officer and a director of 360 networks inc. From 1997 until January 2000, he was the senior vice president, finance and administration and chief financial officer of Microsoft. Previously, Mr. Maffei has held a number of positions at Microsoft, including vice president of corporate development, treasurer, and director of business development and investments. Prior to joining Microsoft in 1993, he was with Citicorp Venture Capital, Pay ‘N Pak Stores and Dillon Read. Mr. Maffei received an A.B. from Dartmouth College and an M.B.A. from Harvard Business School, where he was a Baker Scholar. Mr. Maffei also serves on the board of directors of Starbucks Coffee Corporation and ONI Systems Corp.

          Brad Chase, 41, has served as one of Expedia’s directors since 1999. He is currently a consultant for Microsoft. From April 1999 to April 2001 he was senior vice president of MSN for Microsoft. Prior to that and since joining Microsoft in 1987, Mr. Chase held numerous management positions including leading the windows marketing and developer relations group, heading the marketing for the internet client and collaboration team, leading the worldwide launch of Windows 95 and serving as general manager for MS-DOS. Mr. Chase received a B.S. from the University of California at Berkeley and an M.B.A. from Northwestern’s Kellogg Graduate School of Management.

          Gerald Grinstein, 69, has served as one of Expedia’s directors since 1999. Mr. Grinstein has been non-executive chairman of Agilent Technologies since 1999 and served as non-executive chairman of Delta Air Lines, Inc. from 1997 to 1999. He is also a principal of Madrona Investment Group, L.L.C., a Seattle-based investment company. From 1985 to 1991, Mr. Grinstein held a number of positions at Burlington Northern, Inc., including serving as chairman and chief executive officer from 1991 until his retirement in 1995. He is also a director of Delta Airlines, Inc., PACCAR Inc., Vans, Inc., The Pittston Company and Imperial Sugar Corporation. He previously served as a director of Browning-Ferris Industries, Inc. and Sundstrand Corporation.

          Jay C. Hoag, 43, has served as one of Expedia’s directors since August 2000. Since June 1995, Mr. Hoag has been a general partner of Technology Crossover Ventures. From 1982 to 1994, he served in a variety of capacities at Chancellor Capital Management, Inc. Mr. Hoag serves on the board of directors of eLoyalty Corporation, EXE Technologies, Inc., and several privately held companies. He received a B.A. in Economics and Political Science from Northwestern University and an M.B.A. from the University of Michigan.

          Laurie McDonald Jonsson, 52, has served as one of Expedia’s directors since 1999. Since 1987, she has served as chairperson and chief executive officer of Stellar Travel, a Seattle-based travel agency specializing in family, business and cruise vacation travel, and president and chief executive officer of Stellar International, an international investment company. She also co-founded both Sundance Cruises and Admiral Cruises. Ms. McDonald Jonsson serves on the board of directors of the Commerce Bank, the Harvard University, John F. Kennedy School of Government, Women’s Leadership Board, and is also chair of Governor Locke’s Executive Women’s Council, which sponsored the first all-women’s trade and study mission to Central Europe. She also serves as chair for the Center for Women & Democracy at the University of Washington, an organization focused on linking women from around the world. She received a B.A. from the University of Washington, an M.S.W. from the University of Michigan and completed Stanford University’s Executive Business Program.

          Richard D. Nanula, 41, has served as one of Expedia’s directors since 1999. Since May 2001, he has served as executive vice president, finance, strategy and communications for Amgen Inc., a human therapeutics company. He has held the position of chief financial officer of Amgen since August 2001. From 1999 to 2001, he served as chairman and chief executive officer of Broadband Sports, Inc., an Internet-based media company focused on delivering unique sports content to sports fans. Prior to this, Mr. Nanula was the president and chief operating officer of Starwood Hotels & Resorts, Inc. from 1998 to 1999. Previously, Mr. Nanula held a variety of positions at The Walt Disney Company from 1986 to 1998, serving most recently as senior executive vice president and chief financial officer from 1996 to 1998, as president of The Disney Stores from 1994 to 1996 and as executive vice president and chief financial officer from 1991 to 1994. Mr. Nanula received a B.S. from the University of California, Santa Barbara and an M.B.A. from Harvard Business School.

Information Regarding Expedia’s Board of Directors and Its Committees

          Expedia’s board of directors has an audit committee and a compensation committee. There is no standing finance or nominating committee. The responsibilities of Expedia’s audit committee include recommending to the board of directors the independent public accountants to be selected to conduct the annual audit of Expedia’s accounts; reviewing the proposed scope of such audit and approving the audit fees to be paid; reviewing and discussing with management and the independent accountants the financial statements to be included in the quarterly and annual reports Expedia files with the Securities and Exchange Commission; and reviewing the adequacy and effectiveness of Expedia’s internal auditing, accounting and financial controls with the independent public accountants and Expedia’s financial and accounting staff. Expedia’s compensation committee is responsible for establishing compensation policies consistent with corporate objectives and shareholder interests and approving and/or recommending to the board of directors levels of compensation for Expedia’s senior executives. Expedia’s compensation committee also administers grants under Expedia’s stock-based and other incentive compensation plans and adopts and/or recommends to Expedia’s board of directors new plans or changes in compensation programs.

          During fiscal 2001, Messrs. Grinstein and Maffei and Ms. Jonsson served on the audit committee, and Messrs. Chase, Maffei and Nanula served on the compensation committee. All members of Expedia’s audit committee, except Mr. Maffei, are independent under the requirements of Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. Mr. Maffei is not considered to be an independent director for purposes of serving on the audit committee as he was employed by Microsoft, an affiliate of Expedia, within the past three years. Expedia’s board of directors determined it to be required by the best interests of Expedia and its shareholders for Mr. Maffei to serve on Expedia’s audit committee, due to his extensive experience in financial and auditing matters, including his service as chief financial officer of Microsoft.

          During fiscal 2001, the audit committee met four times and the compensation committee met seven times. The entire board of directors met five times during fiscal 2001. During fiscal 2001, none of Expedia’s current directors attended fewer than 75 percent of the aggregate of the total number of meetings held by Expedia’s board of directors and the total number of meetings held by all committees of the board of directors on which each such director served.

          Except for reimbursement for reasonable travel expenses relating to attendance at board meetings and the grant of stock options, directors are not compensated for their services as directors. Directors who are not employees are eligible to participate in Expedia’s 1999 Stock Option Plan for Non-Employee Directors. In addition, Messrs. Maffei and Chase are considered employees for purposes of eligibility to participate in Expedia’s 1999 Amended and Restated Stock Option Plan and the Expedia, Inc. 1999 Employee Share Purchase Plan.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

          Gregory Maffei, chairman of Expedia’s board of directors, served on the compensation committee during fiscal 2001. During fiscal 2001, Mr. Maffei was considered an employee for purposes of his eligibility to receive grants under the 1999 Amended and Restated Stock Option Plan.

ITEM 11.    EXECUTIVE COMPENSATION

Cash Compensation

          The following table discloses compensation received for the fiscal years ended June 30, 2001, 2000 and 1999 by Expedia’s chief executive officer and Expedia’s four other highest paid executive officers (collectively, the ‘‘Named Executive Officers’’).

	Year	Annual Compensation		Underlying Options(4)	All Other Compensation
Name and Principal Positions(1)		Salary ($)(2)	Bonus ($)(3)
Richard N. Barton	2001	183,333	166,500	225,000	—
President, Chief Executive Officer	2000	161,078	64,500	100,000	—
and Director	1999	119,072	50,000	—	—
Byron D. Bishop	2001	158,250	85,000	65,000	—
Senior Vice President,	2000	148,167	30,000	—	—
Transportation and Core Technology	1999	128,231	49,000	—	—
Simon J. Breakwell	2001	162,505	70,000	63,000	109,995	(5)
Senior Vice President, International	2000	121,042	36,000	31,741	—
and Managing Director, Expedia Europe	1999	105,157	6,500	10,000	8,194	(6)
Gregory E. Slyngstad	2001	158,750	90,000	23,000	—
Senior Vice President,	2000	37,500	20,100	50,000	—
Destinations and Lodging	1999	n/a	n/a	n/a	—
Gregory S. Stanger	2001	141,069	90,000	68,000	—
Senior Vice President and	2000	124,904	31,772	50,786	—
Chief Financial Officer	1999	101,427	35,591	40,000	—

(1)	Prior to October 1, 1999, each of these officers was employed by Microsoft with the exception of Gregory E. Slyngstad, who joined Expedia as part of the VacationSpot acquisition on March 17, 2000.
(2)	Includes amounts deferred at the election of the Named Executive Officers pursuant to Expedia’s 401(k) Plan.
(3)	Consists of bonuses earned in the respective fiscal year.
(4)
The amounts stated for fiscal 1999 reflect the number of Microsoft options received by each Named Executive Officer in that fiscal year. Upon Expedia’s initial public offering, the unvested portion of these options, which was approximately 87.5%, converted to Expedia options at a rate of 6.3482 to 1. The vested portion of these options did not convert and remained as Microsoft options. The amounts stated for 2000 reflect: (a) the number of Expedia options received by each Named Executive Officer in exchange for Microsoft options granted in that fiscal year; plus (b) the number of Expedia options received by each Named Executive Officer in that fiscal year. The amounts stated for fiscal 2001 reflect the number of Expedia options received by each Named Executive Officer in that fiscal year.

(5)	Reflects reimbursements for moving expenses, housing allowance and a moving bonus.
(6)	Reflects reimbursements for moving expenses.

Compensation Pursuant to Stock Options

          The following table provides information on option grants in fiscal 2001 to the Named Executive Officers as of June 30, 2001.

Name	Number of Securities Underlying Options/SARs Granted(#)(1)	Individual Grants		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price($/Sh)		5%($)	10%($)
Richard N. Barton	75,000	2.1	10.88	1/16/08	332,041	773,797
	150,000	4.1	16.06	8/10/07	809,367	2,048,315
Byron D. Bishop	20,000	0.6	10.88	1/16/08	88,544	206,346
	40,000	1.1	16.06	7/28/07	261,562	609,551
	5,000	0.1	16.06	8/10/07	26,979	68,277
Simon J. Breakwell	18,000	0.5	10.88	1/16/08	79,690	185,711
	10,000	0.3	12.44	10/2/07	50,668	118,045
	30,000	0.8	16.06	7/28/07	196,172	457,163
	5,000	0.1	16.06	8/10/07	26,979	68,277
Gregory E. Slyngstad	23,000	0.6	10.88	1/16/08	101,826	237,298
Gregory S. Stanger	23,000	0.6	10.88	1/16/08	101,826	237,298
	40,000	1.1	16.06	7/28/07	261,562	609,551
	5,000	0.1	16.06	8/10/07	26,979	68,277

(1)	The amounts in this column reflect the number of Expedia options received by each Named Executive Officer in fiscal 2001.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

          The following table sets forth information for the Named Executive Officers regarding Expedia options exercised by them during the fiscal year ended June 30, 2001 and exercisable and unexercisable Expedia stock options held by them as of June 30, 2001. The ‘‘value realized’’ figures are based on the fair market value of Expedia’s common stock at the exercise date, minus the per share exercise price, multiplied by the number of options exercised. The ‘‘value of unexercised in-the-money options’’ figures in the right-hand column are based on the fair market value of Expedia’s common stock at June 30, 2001, of $46.60 per share, minus the per share exercise price of the applicable option, multiplied by the number of shares issuable upon exercise of the option.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard N. Barton	17,707	473,280	315,556	960,116	13,114,565	37,214,033
Byron D. Bishop	25,393	683,801	309,133	723,181	13,130,657	29,521,540
Simon J. Breakwell	—	—	77,449	133,782	3,129,762	4,705,006
Gregory E. Slyngstad	—	—	6,250	66,750	137,344	1,783,081
Gregory S. Stanger	24,123	733,472	228,853	260,351	9,312,846	9,437,724

Richard N. Barton Employment Agreement

          During fiscal 2001, Expedia had an employment agreement with Richard N. Barton, which provides that, if he is terminated by Expedia during his first two years of employment for reasons set forth in the agreement, he will receive the salary and stock option vesting which he would have otherwise received as an Expedia employee.

Report of the Compensation Committee

          During fiscal 2001, Expedia’s compensation program for officers was designed to attract and retain outstanding employees with a compensation package including competitive salaries, incentive bonuses, benefits and stock options. The compensation committee of the board of directors approves guidelines and actual allocations for each officer’s annual compensation package. These annual compensation packages are targeted to be in line with the 50th percentile of total compensation paid by comparable companies in high-technology and other industries. The comparable companies selected for compensation comparison purposes differ from the companies included in the Morgan Stanley Internet Commerce Index, which is used in the Performance Graph included below.

          The compensation program for executive officers focuses on long-term incentives and, therefore, officers’ salaries are generally less than those paid by comparable companies in the Internet and technology industries. Individual salary levels are based the officer’s level of responsibility, historical performance, relevant experience and breadth of knowledge. Pursuant to Expedia’s Annual Incentive Plan for Officers, the compensation committee established a target bonus for Richard N. Barton, Expedia’s president and chief executive officer, equal to 50% of his salary for fiscal 2001 and for each of the other officers equal to 30% of their respective salaries for fiscal 2001. Under the plan, the compensation committee then took the sum of these target bonuses to establish a target bonus pool. If Expedia met two objective performance metrics, then the target bonus pool could be increased by a maximum of 100%. Executive officers were eligible to receive anywhere from 0% to 200% of their target bonus depending on the size of the target bonus pool and how the compensation committee felt that officer performed over the fiscal year. Each officer is also eligible for annual stock option grants under Expedia’s 1999 Stock Option Plan structured to promote Expedia’s success by aligning employee financial interests with long-term shareholder value. Stock option grants are based on various subjective factors, including each officer’s responsibilities, their expected future contributions to Expedia, and their prior option grants.

          The compensation committee reviews and approves stock option grants for Mr. Barton on a semi-annual basis. The compensation committee reviews all other compensation for Mr. Barton on an annual basis. As an executive officer of the company, Mr. Barton is subject to the same compensation guidelines as all other executive officers. In fiscal 2001, Mr. Barton received a bonus under the Annual Incentive Plan for Officers, which was approximately 90% of his salary. The compensation committee awarded this bonus based upon Mr. Barton’s individual performance and Expedia’s overall performance during fiscal 2001, as well as the fact that Mr. Barton’s salary is significantly lower than that of chief executive officers of comparable companies.

          As indicated above, Expedia’s compensation policy is primarily based upon the practice of pay-for-performance. Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to the Named Executive Officers. The committee believes that Expedia should be able to manage the stock option-related compensation of the Named Executive Officers so as to preserve the related federal income tax deductions, although exceptions may occur.

Compensation Committee

Brad Chase
Gregory B. Maffei
Richard D. Nanula

Report of the Audit Committee

Au	gust 16, 2001

To	the Board of Directors:

          We have reviewed and discussed with management Expedia’s audited financial statements as of and for the year ended June 30, 2001.

          We have discussed with Deloitte & Touche LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

          We have received and reviewed the written disclosures and the letter from Deloitte & Touche LLP required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, and have discussed with the auditors the auditors’ independence.

          Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the financial statements referred to above be included in Expedia’s Annual Report on Form 10-K for the year ended June 30, 2001.

          We have also considered whether the provision of services by Deloitte & Touche LLP not related to the audit of the financial statements referred to above and to the reviews of the interim financial statements included in Expedia’s Forms 10-Q for the quarters ended September 30, 2000, December 31, 2000 and March 31, 2001 is compatible with maintaining Deloitte & Touche LLP’s independence.

Au	dit Committee

Ge	rald Grinstein
La	urie McDonald Jonsson
Gr	egory Maffei

* * * * * *

          The foregoing Report of Audit Committee shall not be deemed to be incorporated by reference in any previous or future documents filed by Expedia with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Expedia specifically incorporates the Report by reference in any such document.

Performance Graph

          The following Performance Graph compares, for fiscal 2001, the cumulative total shareholder return for Expedia, The Nasdaq Stock Market (U.S. Companies) Index (the ‘‘Nasdaq Market Index’’), and The Morgan Stanley Internet Commerce Index (the ‘‘Morgan Stanley Index’’). The Performance Graph assumes that $100 was invested beginning on the date of Expedia’s initial public offering in each of Expedia and the indexes. Total return performance for the Nasdaq Market Index and the Morgan Stanley Index is weighted based on the market capitalization of the companies included in each index and assumes that dividends are reinvested. In fiscal 2001, Expedia did not declare or pay any dividends on the Expedia common stock. Immediately following the Performance Graph is a chart of the numerical plot-points that support the graph. The stock price performance shown in the graph below should not be considered indicative of potential future stock price performance of Expedia.

	11/10/1999	6/30/2000	6/30/2001
Expedia, Inc.	$100.00	$105.81	$332.86
Nasdaq Market Index	100.00	125.57	68.07
Morgan Stanley Index	100.00	55.58	41.89

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership

Beneficial Ownership of Principal Shareholders, Directors, and Management

          The following table presents information regarding the beneficial ownership of Expedia’s outstanding common stock as of October 15, 2001 for the following shareholders:

•	each shareholder known by Expedia to be the beneficial owner of more than 5% of Expedia’s common stock;

•	each of Expedia’s directors;

•	Expedia’s chief executive officer and its four other most highly paid executive officers in fiscal 2001; and

•	all of Expedia’s directors and executive officers as a group.

          Percentage ownership calculations are based upon 51,439,606 shares of Expedia’s common stock outstanding as of October 15, 2001. Shares of Expedia’s common stock subject to options that are currently exercisable or exercisable within 60 days of October 15, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other shareholder. To Expedia’s knowledge, except as indicated in the footnotes to the table and under applicable community property laws, the shareholders named in the table have sole voting and investment power over all shares listed in the table. Except as otherwise indicated in the table, the business address of all persons listed is c/o Expedia, Inc., 13810 SE Eastgate Way, Suite 400, Bellevue, WA 98005.

Names	Amount and Nature of Beneficial Ownership	Percent of Class
Microsoft Corporation(1)	33,722,710	65.6%
Entities affiliated with Technology Crossover Ventures(2)	4,036,563	7.8%
Richard N. Barton(3)	632,639	1.2%
Byron D. Bishop(4)	539,394	1.0%
Simon J. Breakwell(5)	22,110	*
Gregory E. Slyngstad(6)	203,236	*
Gregory S. Stanger(7)	288,214	*
Gregory B. Maffei(8)	601,081	1.2%
Brad Chase(9)	164,705	*
Gerald Grinstein(10)	26,315	*
Laurie McDonald Jonsson(11)	23,000	*
Richard D. Nanula(12)	21,400	*
Jay C. Hoag(13)	4,036,563	7.8%
All directors and officers as a group(14)	6,833,746	13.3%

(1)
Microsoft’s address is One Microsoft Way, Redmond, WA, 98052. The number of shares owned includes warrants to purchase 120,452 shares of Expedia common stock currently exercisable within 60 days of October 15, 2001.

(2)
Consists of 3,654 shares held by TCV III (GP), 17,358 shares held by TCV III, L.P., 461,346 shares held by TCV III (Q), L.P. and 20,892 shares held by TCV III Strategic Partners, L.P. (the foregoing four entities, collectively, the ‘‘TCV III Funds’’), 3,406,297 shares held by TCV IV, L.P. and 127,016 shares held by TCV IV Strategic Partners, L.P. (the latter two entities, collectively, the ‘‘TCV IV Funds’’ and, together with the TCV III Funds, the ‘‘TCV Funds’’). Mr. Hoag, a director of Expedia, is a Managing Member of Technology Crossover Management III, L.L.C., which is the Managing General Partner of TCV III (GP) and the sole General Partner of TCV III, L.P., TCV III (Q), L.P., and TCV III Strategic Partners, L.P. He is

also a Managing Member of Technology Crossover Management IV, L.L.C., which is the General Partner of the TCV IV Funds. Mr. Hoag disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address for each of these persons and entities is c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California, 94301.

(3)	Includes 629,718 shares that Mr. Barton has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of October 15, 2001.
(4)	Includes 522,544 shares that Mr. Bishop has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of October 15, 2001.
(5)	Includes 17,110 shares that Mr. Breakwell has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of October 15, 2001.
(6)	Includes 12,500 shares that Mr. Slyngstad has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of October 15, 2001.
(7)	Includes 286,214 shares that Mr. Stanger has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of October 15, 2001.
(8)	Includes 591,081 shares that Mr. Maffei has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of October 15, 2001.
(9)	Includes 158,705 shares that Mr. Chase has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of October 15, 2001.
(10)	Includes 18,097 shares that Mr. Grinstein has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of October 15, 2001.
(11)	Includes 15,000 shares that Ms. Jonsson has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of October 15, 2001.
(12)	Includes 15,000 shares that Mr. Nanula has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of October 15, 2001.
(13)	Consists of 4,036,563 shares to purchase common stock held by the TCV Funds (see Footnote 2).
(14)
Includes shares, warrants and options held by all directors and officers. Includes 2,535,817 options to purchase common stock that are currently exercisable or will be exercisable within 60 days of October 15, 2001.

*	Less than one percent of the outstanding shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

          Under Section 16(a) of the Securities Exchange Act of 1934, as amended, Expedia’s directors, executive officers, and any persons holding more than ten percent of Expedia’s common stock are required to report to the SEC and Nasdaq their initial ownership of Expedia’s stock and any subsequent changes in that ownership. Based on a review of Forms 3, 4 and 5 under the Securities Exchange Act furnished to Expedia, Expedia believes that during fiscal year 2001, Expedia’s officers, directors and holders of more than 10 percent of Expedia’s common stock filed all Section 16(a) reports on a timely basis.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Expedia Relationship with Microsoft

          In October 1996, Microsoft launched its online travel services through Expedia. On October 1, 1999, Microsoft separated the Expedia assets and contributed them to Expedia in exchange for 33,000,000 shares of common stock or 100% of Expedia’s outstanding common stock at that date. As of October 15, 2001, Microsoft owned approximately 66% of Expedia’s outstanding common stock. Following the completion of the transactions with USA, Microsoft will no longer own a controlling interest in Expedia.

          At the time of Expedia’s separation from Microsoft, Microsoft assigned to Expedia a number of contracts having to do with the Expedia business. Many of these have intellectual property components. Generally, where the contract only impacted the Expedia business and no other units of Microsoft, it was assigned to Expedia. To Expedia’s knowledge, Microsoft obtained all necessary consents to these assignments where applicable.

          At the time of Expedia’s separation from Microsoft, Expedia also entered into a number of other agreements with Microsoft that were necessary to separate the Expedia assets from Microsoft and to facilitate the operation of the Expedia assets after such separation. As part of the transactions, and as provided by the merger agreement, each of the agreements relating to Expedia’s separation from Microsoft has been amended and restated or will be amended and restated prior to the closing of the transactions, except for the license agreement which will only be amended and restated in the event Expedia and Microsoft do not enter into a patent assignment agreement prior to the closing. In addition, Expedia and Microsoft recently entered into two additional agreements that will also govern their relationship following the closing of the transactions. Each of these agreements is summarized below.

          Amended and Restated Carriage and Cross Promotion Agreement.    In June 2001, Expedia and Microsoft entered into an amended and restated carriage and cross promotion agreement. Under this agreement, Microsoft’s domestic and international MSN websites promote co-branded versions of the Expedia websites that include the logos of both Expedia and MSN in the United States, the United Kingdom, Germany and Canada, the countries in which Expedia is currently present. These co-branded websites are the preferred travel transaction services offered on MSN, except in international markets where Expedia does not have a presence. Under the agreement, the parties also agreed to certain restrictions regarding the promotion of competitors on MSN.com and on the MSN Expedia co-branded travel websites accessed via MSN.com. The amended and restated agreement has a four-year term.

          Expedia pays Microsoft slotting fees and performance fees under the amended and restated carriage and cross promotion agreement. These fees are calculated in accordance with the terms of the agreement and, in certain cases, a letter agreement entered into by Expedia and Microsoft in July 2001. Expedia pays Microsoft an annual slotting fee of $500,000 for the U.S. co-branded travel website. This fee is credited toward the performance fees that Expedia is required to pay Microsoft. Expedia pays Microsoft an annual slotting fee of $250,000 for each non-U.S. co-branded travel website. These fees are credited towards the performance fees Expedia is required to pay Microsoft only if these non-U.S. websites exceed specified revenue targets. The performance fees Expedia pays to Microsoft are based on the number of transactions of each transaction type that occur on the co-branded websites multiplied by the average gross profit per transaction achieved by Expedia for each transaction type multiplied by the agreed percentage of gross profit to be shared for each transaction type.

          Amended and Restated Services Agreement.    On October 1, 1999, Expedia and Microsoft entered into a services agreement whereby Microsoft agreed to provide Expedia with certain administrative and operational services. This agreement was subsequently amended and restated effective January 1, 2001 and further amended effective July 1, 2001. Expedia and Microsoft intend to amend further the terms under which Microsoft provides Expedia with these services by entering into a second amended and restated services agreement prior to the completion of the transactions.

          Under the second amended and restated services agreement, Microsoft will continue to provide Expedia with specified administrative and operational services. In return, Expedia will pay Microsoft fees based on the total direct and indirect costs incurred by Microsoft in providing these services to Expedia. The current amended and restated services agreement is effective through June 30, 2002 and the second amended and restated services agreement will be effective through September 30, 2002. The amended and restated agreement is cancelable by Expedia upon 30 days written notice and, in limited circumstances, by Microsoft upon 180 days written notice. The second amended and restated agreement will contain comparable termination provisions and will also provide that Microsoft may terminate specified services if it determines in good faith, after consultation with Expedia and USA, that it is inappropriate for Microsoft to continue providing these services to an unaffiliated third party. Expedia has been developing and will continue to develop its own resources in these areas and currently intends to discontinue some or all of the services provided by Microsoft before the end of the second amended and restated agreement.

          Hosting Services Agreement.    On August 14, 2001, in connection with the transactions, Expedia and Microsoft entered into a hosting services agreement under which Microsoft provides Expedia with internet service provider services for the Expedia websites. Microsoft previously provided these services to Expedia under the amended and restated services agreement. The hosting services agreement has a four-year term. Expedia pays Microsoft for the hosting services on a cost basis.

          License Agreement.    On October 1, 1999, Expedia and Microsoft entered into a license agreement under which Microsoft provides Expedia with rights to intellectual property used in its business. Microsoft assigned to Expedia the trademarks and domain names associated with the name ‘‘Expedia.’’ In addition, Microsoft assigned to Expedia copyrights for software relating to online travel services.

          Expedia licenses the right to use some of Microsoft’s retail products and other technology under the license agreement with Microsoft. All of the licenses relating to Expedia specific software content and data and patents are royalty-free, irrevocable and perpetual. Upon completion of the transactions, the license agreement will be terminated, however, the perpetual licenses will remain.

          Amended and Restated Map Server License Agreement.    On October 1, 1999, Expedia and Microsoft entered into a map server agreement under which Microsoft licenses to Expedia certain server technology related to the Expedia Maps service. In connection with the transactions, Expedia and Microsoft entered into an amended and restated map server license agreement effective August 15, 2001 to amend some of the terms under which Microsoft provides Expedia with such technology.

          Under the amended and restated map server license agreement, Microsoft will develop, maintain, host and serve maps to the Expedia websites. This agreement has a four-year term. The maps will be customized for the Expedia websites and will include both Expedia’s logo and Microsoft’s MapPoint.Net logo. Expedia has agreed to pay Microsoft on a per transaction basis for each map served.

          Agreement to Assign Patent Applications and Royalty Sharing Agreement.    On November 6, 2001, Microsoft and Expedia entered into an assignment agreement pursuant to which Microsoft assigned to Expedia all of Microsoft’s patents relating to the operation of Expedia’s websites. The assignment agreement includes a limited license of such patents from Expedia to Microsoft. Further, the assignment agreement includes a royalty sharing arrangement under which Expedia will pay a percentage of any royalties collected by Expedia to Microsoft for licenses to such patents that are granted by Expedia to third parties for use in products and/or services other than online travel services.

          Amended and Restated Registration Rights Agreement.    On July 15, 2001, in connection with the transactions, Expedia and Microsoft entered into a registration rights agreement. This agreement was subsequently amended and restated by the parties. Under the amended and restated agreement, Expedia agreed to grant to Microsoft customary registration rights, including the right to underwritten offerings, relating to Expedia securities, if any, owned by Microsoft following completion of the transactions. Expedia agreed to file a registration statement on Form S-3 with respect to Microsoft’s Expedia securities and to use its reasonable best efforts to make such registration statement effective as promptly as practicable following the completion of the transactions.

          Tax Allocation Agreement.    Effective October 1, 1999, Expedia entered into a tax allocation agreement with Microsoft. For periods during which Expedia was included in Microsoft’s consolidated U.S. federal tax return, the agreement generally adopts the ‘‘percentage of tax liability’’ method of Regulations section 1.1552-1(a)(2) as its ‘‘basic method’’ and the ‘‘percentage’’ method of Regulations section 1.1502-33(d)(3) as its complementary method.

          Under the ‘‘percentage of tax liability’’ method, a member’s allocable share of consolidated tax liability is equal to the tax liability of the group multiplied by a fraction, the numerator of which is the separate return tax liability of such member and the denominator of which is the sum of the separate return tax liability of all the members.

          This basic allocation method is modified by the complementary ‘‘percentage’’ method. Under the percentage method, in the event a loss or credit is generated by a member, such member is compensated at the time the loss or credit is absorbed by the other members of the Microsoft group. In Expedia’s case, however, 7.5% of the benefit Expedia generates and is absorbed by the other members of the Microsoft group will be retained by Microsoft as a ‘‘fee’’ because Expedia is being paid for tax attributes prior to the time Expedia could have used them to reduce Expedia’s tax liability.

          Expedia may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999 to March 17, 2000 which are utilized on the Microsoft consolidated U.S. federal tax return. On March 18, 2000, Microsoft’s investment in Expedia fell below 80% ownership. As such, from March 18, 2000 onward, Expedia must file a separate tax return. Any losses not utilized by Microsoft during the period that Expedia was included in Microsoft’s consolidated return will be carried forward by Expedia and can be used on Expedia’s separate return to offset any future taxable income.

          Under the terms of this agreement, Microsoft is entitled to the benefit of the compensation deduction attributable to the Microsoft stock options that Expedia assumed at the time of Expedia’s initial public offering. Expedia and Microsoft take this deduction into account under the normal tax accounting rules, so the deduction generally occurs on the exercise of the options. The portion of this cost that Microsoft deducts is equal to the excess of the fair market value of the shares to be acquired on exercise of the option on the date Expedia employs the optionee over the exercise price of the assumed option. Expedia determined this amount on the date that Expedia employed each optionee.

          The parties have agreed in the merger agreement that the aggregate liability of Expedia to make payments after the date of the merger agreement to no more than $36,300,000 with respect to any past, present or future taxable periods. In addition, the parties have agreed that the term ‘‘Inherent Bargain Element,’’ as used in the Microsoft tax allocation agreement, will not include any amount with respect to any option to purchase Expedia common stock granted on or after July 15, 2001. Microsoft has also agreed to indemnify and hold harmless USA and Expedia for certain tax liabilities. For further information regarding this amendment, see ‘‘The Transaction Agreements—The Merger Agreement—Covenants and Agreements—Tax Covenant.’’

          On November 9, 2001, Expedia and Microsoft entered into an agreement setting forth the manner in which Expedia is to compensate Microsoft for the compensation deductions attributable to the ‘‘Inherent Bargain Element’’ as used in the Microsoft tax allocation agreement. Under this agreement, Expedia generally will be required to compensate Microsoft for the actual federal and state tax savings that Expedia realizes as a result of the use of the compensation deductions, as and when Expedia realizes such tax savings. A copy of this agreement is filed as an exhibit to the registration statement of which this prospectus is a part.

          Shareholder Agreement.    Microsoft has entered into a shareholder agreement with Expedia that provides for, among other things, the following:

•
tag-along rights for all Expedia shareholders with respect to any transfer to a third party of Expedia common stock by Microsoft or any subsequent holder of Expedia common stock. This requires that any such transfer be conditioned on all of the holders of Expedia common stock being offered the same per share consideration as that being received by Microsoft or the subsequent holder;

•	registration rights for Microsoft with respect to its shares of Expedia common stock; and

•	restrictions on Microsoft’s ability to compete with Expedia.

          As part of the transactions, each of USA and Microsoft has required, as a condition to the completion of the transactions, that the shareholder agreement be terminated. Expedia’s shareholders will be asked to approve a proposal to terminate the shareholder agreement at the annual meeting. For further information regarding this proposal, see ‘‘Proposal No. 3—Termination of the Shareholder Agreement.’’

          Expedia’s Relationship with Technology Crossover Ventures (‘‘TCV’’) and Microsoft Ventures Resulting from the Private Placement of Shares with TCV IV, L.P., TCV IV Strategic Partners, L.P. and Microsoft in August 2000.    Jay Hoag is a founding general partner of TCV and a managing member of Technology Crossover Management IV, L.L.C., which is the general partner of the TCV IV Funds. As part of the private placement, Mr. Hoag became a director of Expedia.

          Conflict of Interest Policies.    Expedia’s articles of incorporation currently contain provisions governing the relationship between Expedia and Microsoft relating to the contractual relations and other business relations of Expedia and Microsoft and certain other entities and to the rights, duties and liabilities of Expedia in connection with these relations.

          As part of the transactions, and as a condition to the completion of the transactions, Expedia’s articles of incorporation will be amended and restated. Provisions governing the relationship between Expedia and Microsoft will be eliminated in the amended and restated articles of incorporation that Expedia’s shareholders will be asked to approve at the annual meeting. In addition, Expedia’s amended and restated articles of incorporation will contain provisions governing the relationship between USA and its affiliates, on the one hand, and Expedia and its subsidiaries, on the other hand. For further information regarding the proposal to amend and restate Expedia’s articles of incorporation and the provisions that will govern Expedia’s relationship with USA, see ‘‘Proposal No. 2—Amendment and Restatement of Expedia’s Articles of Incorporation.’’

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the city of Bellevue, State of Washington, on December 12, 2001.

EX	PEDIA, INC.

/s/ RICHARD N. BARTON
By	:
Richard N. Barton
President and Chief Executive Officer