Form 10KT405
period 2001-12-31
EXPEDIA INC
filed 2002-04-01
CIK 1095357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the                      ended                     , 2001 or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

(for the transition period from July 1, 2001 to December 31, 2001)

Commission File No. 000-27429

EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1996083 (I.R.S. Employer Identification Number)

13810 SE Eastgate Way, Suite 400
Bellevue, Washington 98005
(Address of Principal Executive Offices)

(425) 564-7200
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Common Stock on February 28, 2002, as reported on the Nasdaq National Market was approximately $921 million. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13D or 13G filed with the Commission and is as of February 28, 2002. This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share as of February 28, 2002, was 55,165,000.

DOCUMENTS INCORPORATED BY REFERENCE

We are incorporating by reference the information required by Part III of this transition report on Form 10-K from the proxy statement relating to our annual meeting of shareholders to be held in June 2002. We will file this proxy statement with the Securities and Exchange Commission within 120 days of the fiscal year end, or by April 30, 2002.

Our operations are subject to a number of risks. You may find a discussion of those risks under the Caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Impact Our Results of Operations”.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements also include statements regarding the extent and timing of our future revenues and expenses and customer demand, statements regarding the deployment of our products and services, and statements regarding our reliance on third parties. Sections which contain numerous forward-looking statements include: Item 1: “Business”, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 7A: “Quantitative and Qualitative Disclosures About Market Risk”, all of which appear later in this annual report.

We have based all of our forward-looking statements on information available to us on the date of this annual report, and we are not obligated to update any of these forward-looking statements. You should note that our actual results could differ materially from the forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

Expedia, Inc. was formed as a Washington corporation in August 1999 and was initially wholly owned by Microsoft Corporation. In November 1999, Microsoft sold approximately 18% of its interest in Expedia® to the public through our initial public offering. Microsoft’s interest was further diluted as a result of option exercises, subsequent share offerings, and shares issued in connection with acquisitions. On February 4, 2002, USA Networks, Inc. (USA) acquired a controlling interest in Expedia, including all of Microsoft’s shares in Expedia. USA currently holds approximately 65% of our outstanding shares and 94.9% of our voting interest.

We are a leading provider of travel planning services. We were ranked the seventh largest travel agency in the United States by Travel Weekly in 2000. Our gross bookings grew to $2.9 billion in 2001. Furthermore, in the fourth calendar quarter, we became the largest predominantly-online travel agency in the United States. Our long-term goal is to become the largest and most profitable provider of travel planning services in the world by helping everyone, everywhere plan and purchase everything in travel.

Our global travel marketplace includes direct-to-consumer websites offering travel planning services located at Expedia.com®, Expedia.co.uk, Expedia.de, Expedia.ca™, Expedia.nl and Expedia.it. We also provide travel planning services through Voyages-sncf.com, as part of a joint venture with SNCF, the state-owned railways group in France. In addition, we provide travel planning services through our telephone call centers and through private-label travel websites through our WWTE business. WWTE is a division of Travelscape, Inc., one of our wholly owned subsidiaries.

We have developed a global travel marketplace in which travel suppliers can reach, in a highly efficient manner, a large audience of consumers who are actively planning and purchasing travel. We offer suppliers a broad range of merchandising strategies designed to increase their revenues. We currently offer travel services provided by over 450 airlines and 43,000 lodging properties, all major car rental companies, numerous vacation packages and cruise lines and many hundreds of destination service merchants such as restaurants, attractions and local transportation and tour providers.

We have developed innovative and robust technology to power our travel marketplace. In particular, our Expert Searching and Pricing platform (ESP) is an industry-leading platform that includes two components: a fare searching engine that enables broad and deep airline fare and schedule searches, and a common database platform that enables us to bundle all types of travel services together dynamically. This bundling further enhances our ability to cross-sell complimentary inventory types to customers originally considering only one type of travel inventory. ESP has helped us become the largest online packager of travel.

We have two separate business models: the agency model and the merchant model. Under the agency model, we act as an agent in the transaction, passing a customer’s reservation to the travel supplier (airline, hotel, car rental company or destination service provider). We receive a commission from the travel supplier for our services as an agent. In an agency transaction, the supplier sets the retail price paid by the customer, and the supplier is the merchant of record for the transaction. Under the merchant model, we receive inventory (hotel rooms, airline seats, car rentals, destination services) from suppliers at negotiated rates. Then we determine the retail price that the customer pays and process the transactions as the merchant of record in the transaction. Acting as a merchant enables us to achieve a higher level of gross profit per transaction than in the agency model and provides better prices to customers than in agency transactions. Integrating merchant inventory with the ESP technology platform has enabled us to create product offerings that benefit both customers and suppliers, and to dynamically bundle in real time a variety of travel components to suit the individual customer’s requirements. Our revenues derived under the agency model were approximately $24.7 million for the fiscal year ended June 30, 1999, $59.5 million for the fiscal year ended June 30, 2000, $123.0 million in the fiscal year ended June 30, 2001, and $81.5 million for the six-month period ended December 31, 2001. Our merchant revenue stream was not significant until the fiscal year ended June 30, 2000. Our revenues derived under the merchant model were

$10.9 million for the fiscal year ended June 30, 2000, $64.5 million in the fiscal year ended June 30, 2001, and $68.4 million for the six-month period ended December 31, 2001.

In addition to the revenue we receive from the sale of travel planning services under the agency and merchant models, we also derive revenue from sales of advertisements on our websites, and licensing of components of our technology.

Recent Developments

USA transaction

On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia through a subsidiary merger. Immediately following the merger, USA owned all of the outstanding shares of our high-vote Class B common stock, representing approximately 64.2% of our outstanding shares, and 94.9% of the voting interest in Expedia. On February 20, 2002, USA acquired an additional 936,815 shares of our low-vote common stock, increasing USA’s ownership to approximately 65% of our outstanding shares, with USA’s voting percentage remaining at 94.9%. As a result of the transaction, Expedia and Hotel Reservations Network are under the common control of USA.

Pursuant to the terms of the merger, Microsoft, which beneficially owned approximately 63% of our common stock, exchanged all of its Expedia common stock for USA securities. Those Expedia shareholders who elected not to receive USA securities in the transaction retained their Expedia common stock and received 0.1920 of a new Expedia warrant for each Expedia common share held. In addition to the warrants distributed to shareholders, we also distributed warrants to certain holders of Expedia employee stock options at the same 0.1920 ratio. The new warrants are traded on the Nasdaq National Market under the symbol “EXPEW”.

Classic Custom Vacations transaction

On March 9, 2002, we acquired substantially all of the assets of Classic Custom Vacations (CCV), a subsidiary of Classic Vacation Group, Inc. (CVG), a publicly traded corporation, for an aggregate purchase price of approximately $48 million, plus the assumption of approximately $30 million in net liabilities. The transaction was completed in two steps. In February 2002, we purchased the outstanding debt of CVG for approximately $47 million in cash, using the proceeds from the sale of 936,815 shares of common stock to USA. On March 9, 2002, we then purchased the assets of CCV for approximately $1 million in cash, plus the cancellation of the outstanding CVG debt.

CCV provided luxury vacation packages through its network of travel agents and travel agencies. CCV was a leading wholesaler of vacation packages to Hawaii, and also provided packages to Mexico, North America, Europe and the Caribbean. We intend to continue selling vacations through this network of traditional travel agents through our newly created subsidiary, Classic Custom Vacations, Inc. (Classic). We expect to help build Classic’s business by providing financial stability as well as technological resources. We will assist assist Classic and its travel agent network to access inventory and to continue to create vacation packages for its customers.

Industry Background

The travel industry is very large and highly fragmented. According to the World Travel and Tourism Council, worldwide travel and tourism spending for calendar year 2000 was estimated to be $3.7 trillion.

Consumers planning and purchasing a trip generally engage in a predictable process that begins with considering destinations, dates and budgets, and progresses to a series of purchase decisions involving transportation, accommodations and destination activities. Historically, this planning and purchasing process has been inefficient because consumers have to spend a significant amount of time piecing together the information from a variety of sources. Consumers frequently consulted many different media and people, such as guidebooks, magazines, travel agents, friends, co-workers and individual travel suppliers.

The supply side of the travel industry can be equally inefficient. The supplier community includes hundreds of airlines, thousands of hotels, dozens of car rental companies, numerous vacation packagers and cruise lines and hundreds of thousands of destination services merchants such as restaurants, attractions, and local transportation and tour providers. These suppliers spend substantial amounts of money to reach and attract potential purchasers. The fragmented nature of the global consumer travel market makes it difficult and inefficient for suppliers to effectively target those consumers who are currently engaged in the travel planning process.

Consumers and suppliers have traditionally relied on travel agents as intermediaries to provide information on their travel choices and help them purchase their trips. Although traditional travel agents generally have access to comprehensive information on the availability and pricing of airline seats through global distribution systems such as Worldspan, Sabre and Galileo, time and resource constraints make it difficult for those travel agents to provide consumers reliable, personalized or comprehensive travel information.

Traditional global distribution systems also have significant constraints. Because they are based on mainframe computer systems that are expensive to operate, expand and maintain, global distribution systems limit the ability of travel agents to conduct deep and broad searches of available airline, hotel or car rental inventory. This makes it difficult for the travel agent to find the best prices or itineraries. Furthermore, global distribution systems are not well-suited to maintaining detailed information about travel inventory such as descriptive editorial or visual material regarding the different hotels, resorts, cruises and vacation packages.

Our Technology Advantage

We have been able to combat the inefficiency and fragmentation of the industry with our technology. We use technology to make the process of planning and purchasing travel easier for our customers. This technology empowers customers to essentially act as their own travel agents and make fully informed decisions about their choice of travel services.

Since 1996, we have invested significant resources in developing proprietary, “next-generation” fare searching, pricing and inventory management technology. This culminated in the January 2001 launch of our Expert Searching and Pricing (ESP) platform, which gives customers significantly enhanced visibility of the range of travel options available to them as they are planning their trips. ESP advances our business in a number of areas:

•
In the flight search area, the ESP platform moves itinerary pricing functionality from traditional mainframe-based global distribution systems to a more scalable and cost effective Windows platform. This enables us to increase the number of priced itineraries we can present to a customer from 8 to 12 to an average of 400 per inquiry. By significantly increasing the number of priced itineraries, we increase the choice and control our customers have, enabling them to make choices flight-by-flight, rather than the current industry practice of offering paired departure and return flights. Using the results from an ESP search customers can sort available flights by price, airline, duration and departure and arrival times, giving them greater control over their travel planning than has traditionally been available.

•
The ESP platform enables customers to combine various travel components and inventory types into “build-your-own” vacation packages. In January 2001, we introduced Expedia® Vacations, enabling customers to combine air and hotel inventory to create custom travel packages. Unlike standard brochure-based vacation packages that offer few choices of departure times, accommodations, length of stay or destinations, customers can tailor Expedia’s packages to meet their exact needs, choosing their own components online and receiving immediate information about pricing and availability. Further, Expedia offers customers additional ground based components including car rentals, attraction tickets, sight-seeing trips and airport transfers to round out their vacation package.

•
Dynamic packaging of travel components also offers benefits to suppliers. Many suppliers are willing to offer lower prices on their inventory to Expedia when it is sold in packages, provided that the prices of the individual components are not visible to the consumer. This enables suppliers to discount without compromising the integrity of their published rates or revealing their pricing strategies to their competitors. This in turn benefits our customers by giving them access to discounted rates.

•
The ESP platform also enables us to bring an “opaque” air offering called Expedia® Bargain Fares (EBFs) to our customers. EBFs represent special negotiated rates with airlines worldwide where we offer consumers special negotiated rates that constitute discounts of 10% to 60% off published rates on approximately 20 airlines. Our website displays the EBF date and price up front but we do not disclose the airline or flight times until after the purchase. The ESP platform enables us to display EBFs alongside published fare offerings on the main flight search results page, giving consumers more options to choose from and giving our airline suppliers more ways to achieve their marketing objectives.

We have also made significant investments in other technology areas. In particular, we have built a Customer Relationship Management (CRM) system which enables us to interact with our customers in a personalized manner through our websites, email and our customer service channels. By presenting customers with offers that are personal and relevant to their travel planning needs, we can increase sales and customer loyalty as well as segmenting our customer database for our various travel suppliers.

Our technology platform enables us to deliver a high-performance travel marketplace capable of managing high transaction volumes and ensuring reliable access for our customers and suppliers. We also offer advanced security features, maintain excess capacity to handle peak traffic loads in the rapidly expanding online travel market and have built dedicated secure distributed storage for critical data such as customer profile information.

Our technology leadership and the scalability of our platform has also enabled us to generate revenue by providing private-label travel planning services for partner websites through our WWTE business and by licensing certain components of our platform to third parties.

We began capitalizing certain direct costs incurred in developing internal use software and website development costs in July 2000. Prior to that time, we did not separately account for development costs for new products or services or improvements of existing products or services. For the fiscal year ended June 30, 2001, we spent approximately $0.6 million on development of internal use software and approximately $5.5 million on website development. For the six-month period ended December 31, 2001, we spent approximately $1.9 million on development of internal use software and approximately $3.1 million on website development.

Compelling Value for Consumers

We deliver value to consumers by offering powerful travel planning tools that enable consumers to compare the travel offerings of multiple suppliers and make an informed decision as to which offering best suits their individual needs. We offer consumers access to a range of published and negotiated rate offerings. Through our merchant products, we deliver value to our customers by negotiating with our merchant suppliers to offer attractive prices to our customers. We provide industry-leading packaging technology that gives them the benefit of package pricing with the flexibility of a-la-carte planning. Our privacy policies and procedures have passed three important privacy tests, securing the Better Business Bureau’s Online Privacy seal and the TRUSTe privacy seal and successfully completing privacy audits by PricewaterhouseCoopers.

Compelling Value for Travel Suppliers

Through our websites and other distribution channels, suppliers worldwide can reach a large audience of consumers who are actively engaged in planning and purchasing travel. Suppliers can pursue a range of innovative, targeted merchandising and advertising strategies designed to increase their revenues while at the same time reducing transaction and customer service costs. In particular, by working with us in our merchant businesses, suppliers can fill hotel rooms and airline seats that would otherwise have gone unfilled, enabling them to achieve incremental revenue and incremental profits.

Our Strategy

Our objective is to create long term shareholder value by operating and building a business that delivers significant value to customers and to suppliers with each travel purchase, and has sustainable sources of competitive differentiation. The key elements of our strategy are as follows:

Increase our reach and distribution

We plan to increase our reach by continuing to invest in increasing awareness of the Expedia brand. We believe that this increased awareness will cause increased numbers of consumers to use us for their travel planning needs. Our current brand-building campaign includes a substantial advertising presence in both online and offline media.

We are aggressively expanding our distribution channels to reach new customers. Our investments in enhanced distribution include:

•
Strategic partnerships with leading customer aggregators including MSN, Excite and Amazon. We manage the travel channel on MSN.com in the United States and other international Microsoft sites such as MSN UK, MSN Canada and MSN Germany. Also during fiscal 2001, we signed an agreement extending our MSN contract through June 2005. We manage the travel channels on Excite.com, Amazon.com and Amazon.co.uk.

•	Our WWTE private label program that enables partners to make our travel planning services and suppliers’ inventory available to customers under their own brand.

•
A telesales operation that enables customers to make purchases over the telephone. The goal of the telesales business is to generate incremental revenue through enhanced conversion and channel coverage.

•
Expanded travel agent distribution through our recently completed acquisition of Classic’s travel agency network. We plan on making parts of our dynamic packaging technology platform available to the thousands of travel agents who in turn market Classic travel products and services directly to consumers.

•
An affiliate program that enables partners to drive potential customers to co-branded Expedia/partner websites and in return receive a performance payment for each customer transaction that occurs on that website.

Increase conversion

We plan to increase conversion of shoppers to buyers within our travel marketplace by making the customer’s buying experience easier and more satisfying when purchasing travel. We believe this will also increase customer loyalty as it simultaneously differentiates Expedia from its competitors and raises consumer expectations of what they can expect from their travel planning experience.

We plan to continue to negotiate with suppliers to allow us to offer the broadest selection and competitive pricing possible for our customers. We continue to invest in building customer relationship management and personalization technologies in order to enable us to present our customers with relevant travel offerings while they are planning their travel. We use trained telesales agents to close sales of our merchant inventory using the telephone, increasing the conversion of shoppers on our websites into bookers.

The size and fragmentation of the travel industry combined with the virtual nature of travel reservations create an opportunity for us to develop complex technology that delivers real and meaningful customer and supplier benefits. We see software development as a core competency of our company, which we believe will allow us to continue to create sustainable technology-based competitive differentiation. For these reasons, we plan to continue to enhance the functionality and underlying infrastructure of our websites. We intend to focus on delivering powerful travel planning features that are easy to use. We also intend to invest in building technology that empowers our customers to make better informed travel planning decisions, and that enables us to help suppliers meet their marketing objectives.

Increase cross-sell

We plan to sell more products to our existing customer base by expanding our product offering, investing in customer relationship management technology and bundling our products together. We plan on expanding our product offering by increasing the range of destination service offerings that we make available to our customers, including additional in-destination tours, event and theme park tickets, ground transportation options, parking and travel insurance. We plan to cross-sell this inventory to customers who buy air, car and hotel services and we plan to integrate these offerings into our dynamic package products. These destination services offerings may also enable us to achieve a greater share of customers’ travel spending and to enhance our customers’ travel planning experience. We will continue to invest in customer relationship management and personalization technologies that will enable us to present other relevant travel offerings to customers who are buying our air, hotel and car services individually.

Our Travel Planning Services—Worldwide

We offer travel planning services in the United States, the United Kingdom, Germany, Canada, France, Italy and the Netherlands. Our products include direct-to-consumer travel planning services sold via the internet and call centers, our private label WWTE business, and our wholesale vacation package business through Classic. During the six-month period ended December 31, 2001, $8.6 million of our total revenues of $161.2 million came from our international operations. During the year ended June 30, 2001, our international operations generated $9.8 million of revenues out of total revenues of $222.2 million.

United States

In the United States, we offer customers a broad range of features and travel products through the Expedia.com website, our telesales operations, our WWTE business and, as of March 2002, Classic. These products and services include:

Flight, Hotel, Vacation Package, Car and Cruise.    Consumers can search for and compare airline, rental car, hotel room, destination services and cruise pricing and availability information and can also purchase tickets or make reservations by selecting from our published rate and negotiated rate offerings. In addition, consumers can combine elements of their trip into custom built packages through tools in either the flight section or the package section of Expedia.

WWTE.    Our WWTE private label program enables partners to market our suppliers’ inventory to consumers under their own brand.

Classic Custom Vacations.    Classic is a wholesaler of custom vacation packages that markets its supplier inventory to a network of travel agents throughout the United States. Classic has access to extensive hotel room inventory in Hawaii, Mexico, the Caribbean and Europe. Travel agents shopping for premium custom vacation packages for their customers can shop for and purchase vacations through a team of telesales professionals at Classic. We intend to bring our leading-edge database, internet and vacation packaging technology to Classic’s travel agents, and we believe that we can help the travel agent community accelerate their sales.

Online Destination Guides.    Guides to more than 150 destinations highlight what to see and do and provide essential planning information such as weather, maps, and local transportation. Guides to the most popular destinations include exclusive, seasonally updated Expedia® Recommends articles and content licensed from Fodors.com LLC.

24 x 7 Customer Service at 1-800 EXPEDIA.    For all of our travel offerings, we provide a competent agent-based support service. This service is accessible through toll-free, 24-hour-a-day, seven-day-a-week telephone support or via email. For purposes of operational flexibility, we provide this support infrastructure with a combination of in-house and outsourced call centers. Customer support is split between our own call centers and two outsourced third parties. All supplier support is managed by Expedia employees.

International

Our international strategy is to leverage our existing technology platform to enter markets with large existing travel markets and established consumer behavior for planning and purchasing travel either on the Internet or over the telephone. We typically customize each of our international points of sale to reflect language, customs, traveler behavior and preferences, and available supplier inventory that may vary from country to country.

United Kingdom.    Expedia.co.uk is the leading full service online travel service and one of the major travel agencies in the United Kingdom. Features on this website include negotiated fares, holiday shop (vacation packages), localized customer service, localized editorial content and travel insurance. We have a strategic relationship with a third party provider in the United Kingdom that provides customer service tailored to the needs of United Kingdom travelers.

Germany.    Expedia.de is a leading online travel service in Germany. Package tours are the predominant form of leisure travel that German consumers purchase. As a result, our service in Germany is focused on packages. Among the many customized features that this marketplace offers is a package tours database that provides customers with last minute deals, charter flights and brochured packages. All customer service and local content is sourced locally to reflect the language and preferences of German travelers.

Canada.    Expedia.ca is a leading travel service in Canada. Expedia.ca enables Canadians to shop for hundreds of packaged vacations and air-only charter flights from some of Canada’s most popular tour operators, as well as offering Expedia® Holiday Maker e-packages, and bundling scheduled airline flights with ESR hotel accommodations. Our local Canadian team has developed relationships with third parties to provide fulfillment and customer service support for our Canadian customer base. Our Canadian operation counts many of Canada’s premier travel suppliers among its strategic partners.

France.    Through our joint venture with SNCF, the state-owned railways group in France, we provide travel planning services to French consumers at Voyages-sncf.com, the leading online site for e-tourism in France. SNCF owns 53 percent of the joint venture (through its subsidiary, GL e-commerce), while Expedia owns the remaining 47 percent. At Voyages-sncf.com, consumers can search for and compare train, airline, rental car, hotel room, and package information and can also purchase tickets or make reservations by selecting from published rate and negotiated rate travel offerings.

Netherlands and Italy.    In September 2001, we established new points of sale in the Netherlands and Italy at Expedia.nl and Expedia.it. In these countries, our travel service offers travelers access to our network of 43,000 hotels and 15,000 holiday rental properties, including more than 4,000 hotels at which customers can obtain the lowest guaranteed prices with ESRs. Dutch and Italian travelers are able to book rooms in major hotel chains and individual establishments, plus holiday rental properties, in more than 60 European cities and throughout the world.

Consumer Marketing

Our ability to build awareness of the Expedia brand, to attract visitors to our websites to convert those visitors into purchasing customers, to convert first-time purchasers into repeat customers and to sell additional items in each transaction are important drivers of our business. We aim to continue to build our brand recognition through our advertising and promotional activities, both online and in traditional television, radio and print media, and through our work with influential members of the press and industry analysts. We believe that converting website visitors into purchasers requires a combination of broad purchase-related promotions, merchandising and special offers and being able to offer a broad selection and high quality of travel inventory to these visitors. Our ability to cross-sell additional inventory similarly depends on our ability to provide dynamic packaging and cross-selling technology as well as having unique and compelling inventory for sale to our customers. We believe that we have been successful in building our customer base by focusing on enhanced customer satisfaction, personalization and implementation of customer relationship management technologies.

Supplier Relations and Sales

The primary focus of our supplier relations team is to build and maintain long-term strategic relationships with our travel suppliers. To this end, we have a dedicated team of account executives who work with suppliers to increase the sales of their products within the Expedia marketplace. This team is responsible for creating and delivering promotional opportunities within the Expedia marketplace, for setting prices on our merchant inventory products, and for negotiating inventory allocation with our suppliers. The supplier relations team is also responsible for working with the Expedia product development and marketing teams to design new products that meet the needs of both our suppliers and our customers.

Our advertising sales efforts are directed toward building relationships that complement our product offerings. This includes both traditional media placements and partnerships that integrate our partners’ product offerings within our websites. Recently, we have invested in building our regional advertising sales force and account management team, as well as installing new online advertising serving technology.

Competition

The travel planning services market is rapidly evolving and intensely competitive. We compete on the basis of: feature differentiation and usability, which are products of our technology leadership; breadth and value of travel products and services offered; customer service; and quality of travel planning content and advice. We compete with both predominantly-online and predominantly-offline travel agencies, as well as with other travel providers and agencies that sell travel services provided by multiple suppliers, and with suppliers selling their own inventory direct to consumers. As the largest online travel agency in the US, we compete with other online agencies, as well as entities that aggregate fares from multiple web sites and/or suppliers. Our competitors also include many of these same entities and others by providing private-label booking services. We also compete with supplier-owned sites, as well as consortiums of suppliers such as Orbitz, Hotwire and Hotel Distribution System.

We also compete with offline travel agencies. With the addition of the Classic business, our competitors include other wholesaler packagers. Internationally, our competitors vary on a market-by-market basis.

Proprietary Rights

Our business relies heavily upon our intellectual property rights. The software code, informational databases, and other components that make up our travel planning service are protected by copyright registrations and patent applications. Trademarks, service marks and logos associated with the names “Expedia,” “The Airplane Design,’’ “Travelscape,” “Las Vegas Reservation Services,” “Rent-a-Holiday” and “WWTE” provide and promote brand recognition for our travel planning services. Consumers have come to recognize and associate the “Expedia” brand with our travel planning services. As of March 9, 2003 we also use trademarks, service marks and logos associated with the names “Classic,” “Bird of Paradise Design,” “Classic Custom Vacations,” “Classic Destination Management,” “Classic Package Vacations,” “Classic Resorts of America,” “Classic Vacations,” “Haddon Holidays,” and “The Classic Collection.” We also rely on trademark and trade secret protection law, copyright law, patent law and confidentiality and/or license agreements with its employees, customers, associates and others to protect its proprietary rights. We vigorously pursue the defense and regulation of our copyrights, patents, trademarks and service marks in the United States and internationally.

We have several arrangements relating to intellectual property with Microsoft many of which have been recently amended and restated. We license certain retail products and other technology from Microsoft. All of the licenses relating to Expedia specific software content and data are royalty-free, irrevocable and perpetual. Pursuant to a hosting services agreement, Microsoft provides us with internet service provider services for our websites. Pursuant to a map server agreement, Microsoft licenses to us certain server technology related to the Expedia Maps service whereby Microsoft will develop, maintain, host and serve maps to our websites. Pursuant to a patent assignment agreement, Microsoft assigned to us all of Microsoft’s patents relating to the operation of our websites with a limited license of such patents from us to Microsoft.

Seasonality of Business

Travel is an inherently seasonal business. Traditional leisure travel supplier and agency bookings typically are highest in the first two calendar quarters of the year as consumers plan and purchase their spring and summer travel and then the number of bookings flattens in the last two calendar quarters of the year. Our growth has shown seasonal trends in recent years however, with the highest seasonal growth occurring in the first calendar quarter and then slowing in the remaining three quarters of each year. To date, financial results from our operations have masked this seasonal effect because our base of business has continued to grow substantially from quarter to quarter. This growth is driven by the continuing shift by customers from offline travel planning to online planning and our continued market share growth.

Customers/Suppliers

We do not depend on any single customer or a group of customers. The loss of any one customer or group of customers would not have a material adverse effect on our business.

Our travel suppliers include over 450 airlines and 43,000 lodging properties, all major rental car companies, numerous vacation packagers and cruise lines and many hundreds of destination services merchants such as restaurants, attractions, and local transportation and tour providers. Despite the fragmentation of our supplier base, our business is highly dependent on our relationships with the six major airlines in the United States: United, Delta, American, Continental, Northwest and US Airways. If any one or more of these suppliers elected to stop selling their products in our travel marketplace, it would have a material adverse effect on our business.

Government Regulation

Travel Industry Regulation

We must comply with laws and regulations relating to the travel industry and the sale of travel services. These include registering with various states and countries as a seller of travel, complying with certain disclosure requirements and participating in state restitution funds. Both the Federal Trade Commission and the Department of Transportation take the position that their regulations prohibiting unfair and deceptive advertising practices apply to our business. On December 3, 2001, we entered into a Consent Order with the Department of

Transportation that resolved an allegation that our Fare Calendar feature did not properly include airline fuel surcharges in its advertised fare. We modified this feature, and the Consent Order acknowledges that we have corrected the problem. No enforcement actions are pending and there were no significant settlement costs to us.

In addition, our travel planning services are indirectly affected by regulatory and legal uncertainties affecting travel suppliers and global distribution systems. The U.S. Department of Transportation is considering applying rules that are similar to its global distribution systems rules to online travel services. The current rules are effective through March 31, 2003. If the U.S. Department of Transportation elects to regulate online travel service providers’ fare displays, it may limit our ability to merchandise air travel.

Regulation of the Internet

Currently, few laws and regulations apply directly to the Internet and commercial online services and, to the extent such laws exist or apply to us, we believe we are in compliance with all of them. The following summary does not purport to be a complete discussion of all enacted or pending regulations and policies that may affect our business. This summary focuses primarily on the enacted federal, state and international legislation specific to businesses that operate as we do. For further information concerning the nature and extent of federal, state and international regulation of online businesses, you should review public notices and rulings of the U.S. Congress, state and local legislature and international bodies.

Due to the growth of the Internet and online commerce, coupled with publicity regarding Internet fraud, new laws and regulations are continually being considered (at the federal, state and international levels) regarding property ownership, sales and other taxes, pricing and content, advertising, intellectual property rights, libel, user privacy, and information security. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of doing business. We cannot predict whether any of the proposed privacy legislation currently pending will be enacted and what effect, if any, it would have on our company.

Taxes.    Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998 and extended in 2001. The Internet Tax Non-Disclosure Act, as this legislation is known, exempts certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. It is possible this legislation will not be renewed when it terminates. Failure to renew this legislation could allow state and local governments to impose taxes on Internet-based sales, and these taxes could decrease the demand for our products and services or increase our cost of operations. In addition we rely upon generally available interpretations of tax laws and regulations in the countries and locales in which we operate and for which we provide travel inventory. We cannot be sure that these interpretations are accurate nor that the responsible taxing authority is in agreement with our views. The imposition of additional taxes could cause us to have to pay taxes that we currently do not collect or pay or increase the costs of our products or services or increase our costs of operations.

Privacy.    As an online business, customers provide us with personally identifiable information (PII) that has been specifically and voluntarily given. PII includes information that can identify a customer as a specific individual, such as name, phone number, or e-mail address. This information is used only for the purpose of responding to and fulfilling customer requests for our travel products and services. We will only share customer PII with our authorized travel service providers, and only as necessary in order to complete a transaction that customers specifically request. We do not sell or rent PII to anyone. We provide customers with choice and control over the collection and use of their PII, as well as a means of updating, correcting, or removing any PII stored in their customer profile. Customers are provided the opportunity to specifically choose the promotional marketing communications they wish to receive from our company. If they choose to opt-out any of the promotional e-mail services that we provide, then we will only send e-mail that relates to a specific travel purchase they have made through us.

Current US Federal Privacy Regulation.    Increasing concern over consumer privacy, including regulations related to the use of the Internet for conducting transactions and electronic commerce, has led to the introduction of proposed legislation at the federal level. The most far-reaching of these current laws are focused on financial institutions, health care providers, and companies that voluntarily solicit information from children. For businesses that operate online such as Expedia, the Unsolicited Electronic Mail Act of 1999 has been enacted to protect individuals, families, and internet service providers from unsolicited and unwanted electronic mail, commonly referred to as spamming. Additionally, the Federal Trade Commission has a role in consumer privacy protection and is involved with related enforcement activities.

Current State Privacy Regulation.    Most states have enacted or are considering legislation to regulate the protection of consumer’s information on the internet. Much of this legislation is focused on financial institutions and health care providers. The legislation that has become state law is a small percentage of the number still pending, and is similar to what has been enacted at the federal level. We cannot predict whether any of the proposed state privacy legislation currently pending review will be enacted and what effect, if any, it would have on our company.

Current International Privacy Regulation.    The primary international privacy regulations to which our international operations are subject are Canada’s Personal Information and Protection of Electronic Documents Act and the European Union Data Protection Directive:

•
Canada:  The Personal Information and Protection of Electronic Documents Act (PIPEDA) provides Canadian residents with privacy protections in regard to transactions with businesses and organizations in the private sector. PIPEDA recognizes the individual’s right to privacy of their personal information. Additionally, it recognizes the need of organizations to collect, use and share personal information and establishes rules for handling personal information. On January 1, 2004, PIPEDA extends to the collection, use, or disclosure of personal information in the course of any commercial activity within a province.

•
Europe:  Individual countries within the European Union (EU) have specific regulations related to the transborder dataflow of personal information (i.e., sending personal information from one country to another). The EU Data Protection Directive encompasses many of these individual regulations and requires companies doing business in EU member states to comply with its standards. It provides for specific regulations requiring all non-EU countries doing business with EU member states to provide adequate data privacy protection when sending personal data from any of the EU member states.

Effective July 25, 2000, the EU member states adopted a safe-harbor arrangement that provides that U.S. organizations can adopt procedures that comply with European privacy regulations and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states. A company does not have to join the safe harbor to be in compliance with the EU Data Protection Directive. It may choose instead to seek approval for the data transfers from the specific individual. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the Federal Trade Commission or the Department of Transportation (which has authority over “ticket agents”) if they violate the provisions of their certification. Such violations may be found to be unfair and deceptive practices.

Employees

As of December 31, 2001, we employed a total of 896 full-time employees and contracted for the services of 35 employees of temporary staffing firms.

Our ability to attract and retain highly qualified employees will be important to the future success of our business. We have a policy of using equity-based compensation programs to reward and motivate our employees. Competition for qualified personnel in the high-technology and travel industries is intense. Our employees are not presently represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

Our headquarters are located in Bellevue, Washington in a leased space consisting of approximately 108,000 square feet. The leases for these spaces expire from 2003 to 2007. We also lease approximately 16,200 square feet in Tacoma, Washington for call center operations, the lease for which expires in 2005; and office space in Ft. Lauderdale, Florida and Washington, D.C. We also lease office space consisting of approximately 4,000 square feet in Brussels, Belgium; approximately 600 square feet in Toronto, Canada; approximately 2,800 square feet in the London, England; approximately 800 square feet in Milan, Italy; and approximately 2,300 square feet from Microsoft Corporation near Munich, Germany.

As a result of our acquisition of the CCV assets in March 2002 and in connection with our operation of Classic, we lease approximately 34,500 square feet in San Jose, California, which lease expires 2004 and approximately 9,500 square feet of warehouse space in Post Falls, Idaho which lease expires in 2004.

Travelscape is headquartered in Las Vegas, Nevada. Travelscape leases office space consisting of approximately 53,000 square feet.

ITEM 3.    LEGAL PROCEEDINGS

Between June 5 and July 26, 2001, four class action complaints, alleging violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, were filed in the Southern District of New York against Expedia, certain of its officers and directors and certain underwriters of Expedia’s initial public offering. The complaint alleges that Expedia’s prospectus was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the initial public offering and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of Expedia in the aftermarket in return for an allocation of shares in the initial public offering. Plaintiffs contend that, as a result of those omissions from the prospectus, the price of Expedia’s stock was artificially inflated between November 9, 1999, and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased stock during that period. On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the initial public offerings of those issuers. The consolidation was for purposes of pretrial motions and discovery only. We intend to defend this matter vigorously.

In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters, including the securities class action, will not have a material impact to our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 annual meeting of shareholders of Expedia was held on December 17, 2001, for the following purposes:

•	To consider and vote on a proposal to approve the merger agreement with respect to the USA transaction, and the transactions contemplated thereby;

•	To consider and vote on a proposal to amend and restate Expedia’s Articles of Incorporation to, among other things, create high-vote and low-vote classes of common stock;

•	To consider and vote on a proposal to terminate the Shareholder Agreement, dated as of October 1, 1999, between Expedia and Microsoft;

•	To consider and vote on a proposal to elect seven directors to serve until the 2002 annual meeting of shareholders; and

•	To consider and vote on a proposal to adopt the Expedia, Inc. 2001 Stock Plan.

Prior to the time of the annual meeting, USA announced that it had entered into an agreement with Vivendi Universal S.A., and Expedia determined that the Expedia shareholders should be made aware of this development prior to voting on the proposals relating to the USA/Expedia merger. Therefore, the only proposal that was voted upon by the shareholders at the December 17, 2001, annual meeting was the election of seven directors to the Expedia board of directors, which proposal was approved. All of the other proposals were adjourned until February 4, 2002, when the 2001 annual meeting was reconvened. All of the other proposals were subsequently approved at the reconvened meeting.

The table below shows the results of the votes for the election of the seven directors at the December 17, 2001, annual meeting:

Director	Votes in Favor	Votes Against
Richard N. Barton	42,169,464	1,060,774
Brad Chase	43,222,781	7,457
Gerald Grinstein	43,199,031	31,207
Jay C. Hoag	43,224,131	6,107
Laurie McDonald Jonsson	43,086,694	143,544
Gregory B. Maffei	43,199,131	31,107
Richard D. Nanula	43,198,831	31,407

The table below shows the results of the votes for each of the other proposals approved at the reconvened February 4, 2002 annual meeting:

Proposal	Votes in Favor	Votes Against
To approve the merger agreement with respect to the USA transaction, and the transactions contemplated thereby	44,484,596	213,868
To amend and restate Expedia’s Articles of Incorporation to, among other things, create high-vote and low-vote classes of common stock	42,963,065	1,735,399
To terminate the Shareholder Agreement, dated as of October 1, 1999, between Expedia and Microsoft	44,454,941	243,523
To adopt the Expedia, Inc. 2001 Stock Plan	41,272,816	3,425,648

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol EXPE since November 10, 1999. The following table sets forth the high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Year ended June 30, 2000:
Quarter ended December 31, 1999 (from November 10, 1999)	56.00	14.00
Quarter ended March 31, 2000	38.38	19.00
Quarter ended June 30, 2000	21.75	14.00

Year ended June 30, 2001:
Quarter ended September 30, 2000	21.00	13.00
Quarter ended December 31, 2000	16.44	8.69
Quarter ended March 31, 2001	17.88	9.25
Quarter ended June 30, 2001	46.60	13.38

Six month period ended December 31, 2001:
Quarter ended September 30, 2001	51.19	19.64
Quarter ended December 31, 2001	40.80	24.00

On March 15, 2002, the closing sale price of our common stock was $62.93.

As of March 15, 2002, there were approximately 270 holders of record of our common stock and 55,490,000 shares of our common stock outstanding, including 936,815 owned by USA. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Class B Common Stock

In connection with the USA merger, we issued approximately 34,510,000 shares of Class B common stock to USA, each share of which entitles its holder to 15 votes per share (subject to limited exceptions). USA is the only holder of record of our Class B common stock and as of February 28, 2002, owned approximately 34,510,000 shares. As a result, there is no established public trading market for our Class B common stock. We have agreed to register under the Securities Act for sale by USA all of the shares of our Class B common stock held by USA.

Warrants

In connection with the USA merger, our shareholders who elected in the merger not to exchange their Expedia common shares for the package of USA securities were issued 0.1920 of a new Expedia warrant for each Expedia common share held. In addition to the approximately 3,700,000 warrants distributed to shareholders, we also distributed approximately 2,650,000 warrants to certain of our optionholders at the same 0.1920 ratio. Each warrant entitles the holder to purchase one share of Expedia common stock for $52.00 through February 4, 2009. In addition, the warrants issued to optionholders are subject to the same vesting schedule as the options in respect of which the warrants were issued and are non-transferable and non-exercisable until April 25, 2002. The warrants are traded on the Nasdaq National Market under the symbol EXPEW.

As of March 15, 2002, the closing sale price of our warrants was $30.05. As of March 15, 2002, there were approximately 890 holders of record of our warrants and 6,350,000 warrants outstanding. Because many of our warrants are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial warrantholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our capital stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On February 20, 2002, we issued 936,815 shares of our common stock to USA in a private placement, pursuant to Regulation D of the Securities Act, in exchange for approximately $47 million in cash.

On August 25, 2000, we issued 3,011,293 shares of our common stock and warrants to purchase an additional 602,259 shares of our common stock in a private placement, pursuant to Regulation D of the Securities Act, to TCV IV, L.P. and TCV IV Strategic Partners, L.P. in exchange for approximately $50 million in cash. On that same date, we issued 602,258 shares of our common stock and warrants to purchase an additional 120,452 shares of our common stock in a private placement, pursuant to Regulation D, to Microsoft in exchange for approximately $10 million in cash. Each warrant is convertible into one share of our common stock at an exercise price of $16.60 per warrant.

Our reliance on the registration exemption afforded by Regulation D for each of the above issuances was predicated on the limited number of offerees involved in each instance and on certain representations made to us by each investor, including that such investor was purchasing the securities for its own account and not with a view to distribution in violation of the Securities Act, that such investor was afforded access to information about Expedia relevant to making its investment decision, and that such investor had the ability to bear the economic risks of its investment.

No underwriters were involved in connection with any of the above issuances. As a result, we did not pay any underwriting discounts or commissions in connection with such issuances.

Use of Proceeds from Sales of Registered Securities

On February 28, 2001, we filed a registration statement (file no. 333-51146) relating to the sale of 9,183,884 shares of common stock. Of this amount, approximately 5.6 million shares related to the sale of our common stock by the former shareholders of Travelscape.com, Inc. and VacationSpot.com, Inc., who sold some or all of the common stock that they received in exchange for their Travelscape or VacationSpot shares. We did not receive any proceeds from this portion of the public offering. In addition, the registration statement covered the sale of approximately 3.6 million shares of common stock to Microsoft, TCV IV L.P. and TCV IV Strategic Partners, L.P., in August 2000 in exchange for approximately $60 million. This money, along with our positive cash flow, was available for general corporate use.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read together with our financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The statement of operations data for the years ended June 30, 1999, 2000, 2001 and the six-month period ended December 31, 2001, and the balance sheet data as of June 30, 2001, and December 31, 2001, are derived from our audited financial statements which have been audited by Deloitte & Touche LLP, independent auditors, and together with their report, are included elsewhere in this annual report. The statement of operations data for the years ended June 30, 1997 and 1998 and the balance sheet data as of June 30, 1997, 1998, 1999 and 2000 are derived from audited financial statements not included herein.

	Years ended June 30,					Six-month period ended December 31,
	1997	1998	1999	2000	2001	2001
Statement of Operations Data:
Agency revenues	$1,715	$6,866	$24,677	$59,534	$122,987	$81,545
Merchant revenues				10,912	64,548	68,423
Advertising and other revenues	1,027	6,961	14,022	24,185	34,685	11,272

Revenues	2,742	13,827	38,699	94,631	222,220	161,240

Cost of agency revenues	3,176	8,996	14,548	34,136	53,427	31,287
Cost of merchant revenues				3,369	17,567	19,325
Cost of advertising and other revenues	103	696	1,402	2,643	3,280	1,555

Cost of revenues	3,279	9,692	15,950	40,148	74,274	52,167

Gross profit	(537)	4,135	22,749	54,483	147,946	109,073

Operating expenses	28,384	33,613	42,351	96,599	137,381	76,887
Operating expenses—non-cash	—	—	—	78,552	93,209	25,797

Total operating expenses	28,384	33,613	42,351	175,151	230,590	102,684

Income (loss) from operations	(28,921)	(29,478)	(19,602)	(120,668)	(82,644)	6,389
Net interest income and other				2,353	4,591	2,543
Share of joint venture net loss						(769)
USA merger related expense	—	—	—	—	—	(7,691)

Net income (loss)	$(28,921)	$(29,478)	$(19,602)	$(118,315)	$(78,053)	$472

Net income (loss) per share:
Basic					$(1.65)	$0.01
Diluted					$(1.65)	$0.01
Pro forma basic and diluted			$(0.59)	$(3.11)
Weighted average number of shares outstanding:
Basic					47,210	51,171
Diluted					47,210	62,192
Pro forma basic and diluted			33,000	38,044

Balance Sheet Data:
Cash and cash equivalents	$—	$—	$—	$60,670	$182,161	$238,374
Working capital	658	4,814	1,390	20,122	96,147	116,487
Total assets	1,645	8,333	5,756	273,050	389,844	404,555
Deferred revenues	2,337	7,963	6,215	9,696	1,545	1,574
Deferred merchant bookings				14,424	80,326	52,965
Long-term liabilities, net of current portion	—	5,820	3,851	4,557	1,303
Accumulated deficit	(37,684)	(67,162)	(86,764)
Retained deficit				(113,365)	(191,418)	(190,946)
Total stockholders’ equity (owner’s net deficit)	(721)	(92)	(1,675)	207,496	230,999	249,101

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under “Factors That May Impact Our Results of Operations”.

Overview

Prior to October 1, 1999, we conducted business as an operating unit of Microsoft. Our statements of operations and balance sheets were derived from the historical books and records of Microsoft and included cost allocations from Microsoft. We believe that the allocated amounts are reasonable and reflective of our proportionate share of such expenses and are not materially different from those that would have been incurred on a stand alone basis. On October 1, 1999, the effective date of the contribution agreement, Microsoft contributed assets in exchange for our common stock. From that date forward, our books and records have been maintained separately from Microsoft’s.

Agency revenues are derived from airline ticket transactions, hotel, cruise and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. These revenues represent both airline paid ticketing fees and fees related to the sale of airline tickets. Airline paid ticketing fees are determined by individual airlines and billed and collected directly by airlines and through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, absent a contractual arrangement with us, travel suppliers are not obligated to pay any specified ticketing fees rate for bookings made through our websites. Fees from the sale of airline tickets also include performance-based revenues from our global distribution partner and express fee revenues where we charge customers for processing and delivering a paper ticket via express mail if they choose not to have an electronic ticket or an electronic ticket is not available. In addition, certain contracts with suppliers contain override commission compensation typically related to achieving specific performance targets.

We recognize agency revenues on air transactions when the reservation is made and secured by a credit card. We do not recognize a cancellation allowance on these revenues because we receive a cancellation fee from the airlines which is at least as great as our commission on the cancelled reservation. We recognize agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or an individual supplier or on receipt of the commission. Override commissions are recognized each period based upon our projected and actual attainment of predetermined target sales levels. Where historical financial data is not available to project the target sales levels, we record the override commission upon receipt of the commission from the supplier.

Recently, certain airlines have cut or eliminated commission levels to travel agents. To partially offset the elimination of commissions to travel agents, we have entered into agreements with airlines where we will continue to act as an agent for airlines and will receive compensation.

Our merchant revenues are derived from transactions where we are the merchant of record and determine the price. We have agreements with hotel suppliers for blocks of inventory that we sell and these sales generate the majority of our total merchant revenues. We do not have purchase obligations for unsold inventory. Recognition of merchant revenue occurs on the date the traveler uses the inventory (e.g., the date of airline departure or hotel stay).

Beginning with the acquisition of Travelscape in March 2000, we have significantly expanded our merchant business. In June 2000, we introduced the Expedia® Special Rate (ESR) hotel product. ESRs represent special negotiated rates with hotels worldwide. In December 2000, we introduced Expedia® Vacation Packages which enable customers to customize their trip by selecting their itinerary, airline and hotel of choice all for one package price. An Expedia Vacation Package often consists of a combination of agency and merchant revenues. In March 2001, we introduced Expedia® Bargain Fares (EBF). EBFs represent special negotiated rates with airlines worldwide. Our website displays the EBF date and price up front but we do not disclose the airline or flight times until after the purchase. In September 2001, we introduced rental cars and other destination products and services such as sightseeing tours, show tickets and theme park passes as part of Expedia® Vacation Packages.

We also sell travel services through other websites and distribution channels. In July 2001, we formed WorldWide Travel Exchange (WWTE), a private label online travel business that supplies Expedia services and inventory to certain third party websites. When a customer books travel on a WWTE site, we collect the revenue and pay the third party a transaction fee for each sale generated through the airlines’ websites.

We have applied the accounting methodology and revenue presentation required by Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. All merchant transactions are recorded at the net amount, which is the amount charged to the customer less the amount paid to the supplier. Recognition of merchant revenue occurs on the date of the traveller’s flight or stay.

We derive revenues from the sales of advertisements on our websites and listing revenues from our VacationSpot and Rent-a-Holiday websites. We generally recognize advertising and listing revenues ratably over the advertising period, depending on the terms of the advertising contract. Fees from the licensing of our software are another source of revenues. The fixed portion of these license fees are recognized ratably over the lives of the contracts. Transaction-based fees are recognized when the relevant transactions occur.

We launched our website in Canada (Expedia.ca) during the year ended June 30, 1998, in the United Kingdom (Expedia.uk) during the year ended June 30, 1999, in Germany (Expedia.de) during the year ended June 30, 2000, in the Netherlands (Expedia.nl) and Italy (Expedia, it) in September 2001. Rent-a-Holiday.com, based in Belgium, was acquired as part of the VacationSpot acquisition in March 2000. In September 2001, the Company entered into a joint venture with Societe Nationale des Chemins de Fer Francais (SNCF), the leading state-owned railways group in France. The joint venture operates a co-branded website at Voyages-SNCF.com. As a result of increased transaction activity from these websites and websites to be launched for other geographic markets we may enter, we expect international revenues to continue to increase.

The costs of agency revenues consist primarily of fees paid to our fulfillment vendors for customer service issuing airline tickets and reserves and related payments to the airlines for tickets purchased with fraudulent credit cards, fees paid to our global distribution partner for use of their computer reservation and information services system and allocated and direct internal costs for the operation of our data center and call center. The costs of merchant revenues consist of credit card merchant fees and allocated and direct internal costs for the operation of our data center and the internal and direct costs of operating the call centers. The costs of advertising and other revenues consist mainly of costs related to the employees who are responsible for obtaining and placing banner and other advertisements on the websites.

Our direct product development expenses consist primarily of compensation for personnel and development and maintenance of our websites, including enhancements to and maintenance of the sites. Our direct sales and marketing expenses consist of advertising, distribution and public relations expenses as well as personnel-related costs. Our distribution activities relate to associate marketing agreements with various internet websites such as

MSN.com and Amazon.com. Our direct general and administrative expenses consist primarily of compensation for personnel to support functions such as finance, legal and human resources.

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

Our revenues are impacted by the seasonality of the travel industry. Traditional leisure travel supplier and agency bookings typically are highest in the first two calendar quarters of the year as consumers plan and purchase their spring and summer travel and then the number of bookings flattens in the last two calendar quarters of the year. Our growth has shown seasonal trends in recent years, however, with the highest sequential revenue growth occurring the first calendar quarter and then slowing in the remaining three quarters of each year. To date, financial results from our operations have masked this seasonal effect because our base of business has continued to grow substantially from quarter to quarter. This growth is driven by the continuing shift by customers from offline travel planning to online planning and our continued market share growth.

Our business is dependent on the health and growth of the travel industry. Travel is highly sensitive to traveler safety concerns, and thus declines after acts of terrorism that affect the safety of travelers. The terrorist attacks of September 11, 2001, resulted in the cancellation of a significant number of our existing travel bookings and a decrease in new travel bookings through Expedia, all of which reduced our revenues for the quarters ended September 30, 2001 and December 31, 2001 and may reduce our revenues in future quarters. The long-term effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military responses to acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. These effects, depending on their scope and duration, which we cannot predict at this time, together with any future terrorist attacks, could significantly impact our long-term results of operations or financial condition.

In February 2002, our Board of Directors approved a change in our fiscal year end from June 30 to December 31.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues.

	As a Percentage of Revenues
	Years ended June 30,			Six-month period ended December 31,
	1999	2000	2001	2001
Statement of Operations Data:
Agency revenues	64%	63%	55%	51%
Merchant revenues		11	29	42
Advertising and other revenues	36	26	16	7

Revenues	100	100	100	100

Cost of agency revenues	38	36	24	19
Cost of merchant revenues		4	8	12
Cost of advertising and other revenues	3	2	1	1

Cost of revenues	41	42	33	32

Gross profit	59	58	67	68

Operating expenses:
Product development	55	22	11	8
Sales and marketing	38	69	41	30
General and administrative	16	11	10	9
Amortization of goodwill		6	9
Amortization of intangibles		13	19	12
Recognition of stock-based compensation		64	14	5

Total operating expenses	109	185	104	64

Income (loss) from operations	(50)	(127)	(37)	4
Net interest income and other		2	2	2
Share of joint venture net loss
USA merger related expense				(6)

Income (loss) before provision for income taxes	(50)	(125)	(35)	0
Provision for income taxes	0	0	0	0

Net income (loss)	(50)%	(125)%	(35)%	0%

Revenues

	Years ended June 30,			Six-month period ended December 31,		% Change
						Year		Six-month period
	1999	2000	2001	2000	2001	1999-2000	2000-2001	2000-2001
	($ in thousands)

Agency revenues	$24,677	$59,534	$122,987	$45,738	$81,545	141%	107%	78%
Merchant revenues	—	10,912	64,548	24,368	68,423	n/a	492%	181%
Advertising and other revenues	14,022	24,185	34,685	16,418	11,272	72%	43%	(31)%

Revenues	$38,699	$94,631	$222,220	$86,524	$161,240	145%	135%	86%

Growth in agency revenues reflects strong increases as internet commerce, especially travel sales, continues to gain acceptance and our customer base continues to grow substantially. In addition to a greater number of visitors to our websites, we have also been successful in converting a greater percentage of those visitors to buyers of our products for the years ended June 30, 1999, 2000, and 2001. During the quarters ended December 31, 2000, and December 31, 2001, the average number of monthly unique visitors, according to Media Metrix, was 5.4 million and 9.2 million users respectively. The dollar value of the gross travel bookings made by our customers on our websites during the six-month period ended December 31, 2000 and 2001, were $1.0 billion and $1.4 billion, respectively. Gross bookings for the years ended June 30, 2000 and 2001, were $1.2 billion and $2.4 billion, respectively. Revenues grew faster than gross bookings due to the shift in mix towards merchant revenue, for which we generate greater revenue per booking. In addition, our agency business continued to generate greater revenues per transaction.

The growth in agency revenues has been aided by the initiation of our express ticket delivery service in the quarter ended December 31, 2000. We earn express fee revenues for this service when we charge customers for processing and delivering a paper airline ticket via express delivery if they choose not to have an electronic ticket or an electronic ticket is not available. These fees were increased in November 2001 from $10.95 to $11.95 per transaction. In addition, we earn override commissions from airlines and car rental companies. Override commissions represent additional incentive compensation typically related to achieving specific performance targets. As our sales volumes have increased, our override commissions will increase as well.

Recently, certain airlines have cut or eliminated commission levels to travel agents. To partially offset the elimination of commissions to travel agents, we have entered into agreements with airlines where we will continue to act as an agent for airlines and will receive compensation.

The December 2000 launch of our Expedia Packages business has significantly increased both agency and merchant revenues. This product offering enables customers to customize their trip by selecting their itinerary, airline, hotel, car rentals and the destination product and services of choice all for one packaged price. We believe that the introduction of our ESP engine in January 2001 has not only provided consumers with more choice and control in choosing their travel itineraries but also enabled us to succeed in selling more vacation packages and in merchandising a wide range of inventory types.

Merchant revenues have also increased significantly as a result of the March 2001 introduction of EBF. In selling this product, we show the date and price of the airline ticket up front but do not disclose the airline or flight times until after the purchase. The ESR hotel business has also grown substantially as we continue to add new available supply both domestically and internationally. ESR bookings now represent a majority of all hotel gross bookings. In September 2001, we introduced other destination services such as sightseeing tours, show tickets and theme park passes as part of the vacation packages products.

The increase in agency and merchant revenues is partially offset by the decrease in advertising and licensing-related revenue for the six month period ended December 31, 2001, compared with the same period in 2000. This is due to the Continental Airlines and American Express license agreements ending during the quarter ended June 30, 2001. In addition, advertising revenues have declined due to the weakening market for advertising, and internet advertising in particular.

Cost of Revenues and Gross Profit

	Years ended June 30,			Six-month period ended December 31,		% Change
						Year		Six-month period
	1999	2000	2001	2000	2001	1999-2000	2000-2001	2000-2001
	($ in thousands)
Cost of agency revenues	$14,548	$34,136	$53,427	$23,357	$31,287	135%	57%	34%
Cost of merchant revenues	—	3,369	17,567	8,079	19,325	n/a	421%	139%
Cost of advertising and other revenues	1,402	2,643	3,280	1,590	1,555	89%	24%	(2)%

Cost of revenues	$15,950	$40,148	$74,274	$33,026	$52,167	152%	85%	58%

% of revenues	41%	42%	33%	38%	32%

Gross profit	$22,749	$54,483	$147,946	$53,498	$109,073	139%	172%	104%
% of revenues	59%	58%	67%	62%	68%

The large increase in cost of revenues correlates to the large increase in the number of transactions processed by Expedia. Transaction volumes increased from 2.6 million in the six-month period ended December 31, 2000, to 4.5 million in the six-month period ended December 31, 2001, a 73% increase. As a result, the associated cost of agency and merchant revenues related to processing these transactions increased significantly.

The cost of agency revenues has also increased as a result of the introduction of our express mailing service and the recording of the related ongoing costs of providing this service beginning in the quarter ended December 31, 2000. Partially offsetting the increase in agency costs were decreased expenses related to fraudulent and lost tickets.

The overall cost of merchant revenues has increased significantly as a result of the introduction of our Expedia Packages business in December 2000 and our EBF business during the March 2001 quarter. The Expedia Vacations Packages product consists of a combination of agency and merchant cost of revenues. The costs paid to suppliers for merchant rooms and airline tickets are netted against revenues. The cost of merchant revenues consists of allocated and direct costs for the operation of our data center and call center and credit card merchant fees.

The cost of advertising and other revenues has decreased for the six-month period ended December 31, 2000 and 2001 as advertising and other revenues declined. There are minimal costs associated with the licensing business, therefore, we generate strong profit margin on this business.

The increase in gross profit percentage from 62% to 68% for the six-month periods ended December 31, 2000 and 2001 is due to increased transaction volumes, which have created economies of scale and due to the growth in merchant business, which yields a higher gross profit per transaction compared to the agency business. In addition, our agency business continued to generate greater revenues per transaction.

Product Development

	Years ended June 30,			Six-month period ended December 31,		% Change
						Year		Six-month period
	1999	2000	2001	2000	2001	1999-2000	2000-2001	2000-2001
	($ in thousands)

Product development	$21,180	$20,391	$24,682	$11,132	$13,652	(4)%	21%	23%
% of revenues	55%	22%	11%	13%	8%

The increase in product development expense is primarily due to an increased number of personnel involved in the ongoing development and enhancement of our websites and supporting infrastructure and systems. This expense increase is partially offset by the capitalization of website development and internally developed software costs which exceeded the amortization of these costs. During the six-month period ended December 31, 2000 and 2001, the amount of these costs that were capitalized totaled $2.5 million and $5.0 million while we recorded related amortization expense of $0.2 million and $2.4 million. Excluding the impact of this capitalization and amortization, development expenses would have increased 9% during the last half of 2001 as compared to the same period in 2000.

During the year ended June 30, 2001, we capitalized $5.5 million in product development costs related to website development and amortized $1.5 million of expense. Excluding the impact of this capitalization and amortization, expenses would have increased 41% from the year ended June 30, 2000. A significant portion of the increase was related to the development of the ESP technology platform. The significant increase in revenues resulted in the large decrease in product development costs as a percentage of revenues.

Sales and Marketing

	Years ended June 30,			Six-month period ended December 31,		% Change
						Year		Six-month period
	1999	2000	2001	2000	2001	1999-2000	2000-2001	2000-2001
	($ in thousands)

Sales and marketing	$14,888	$65,701	$90,159	$38,777	$48,358	341%	37%	25%
% of revenues	38%	69%	41%	45%	30%

The increase in sales and marketing expense is primarily attributable to increased promotional and distribution activities intended to bring additional customers to our websites. Our promotional activities range from radio to magazine and other print media advertising, and also include domestic television ads. Our distribution activities relate to marketing agreements with various internet websites such as MSN and Amazon.

In addition, the acquisition of Travelscape in March 2000 increased our sales and marketing costs as the year ended June 30, 2001 fully includes expenses for twelve months while the year ended June 30, 2000 only reflects three and a half months of these expenses. During the quarter ended September 30, 2001, we redirected visitors from the Travelscape.com and LVRS.com websites to the Expedia.com website. This has enabled our domestic brand awareness advertising to be focused on the Expedia.com website, which in turn has enabled us to gain greater marketing efficiencies for the six-month period ended December 31, 2001 than in the prior period.

Although sales and marketing costs increased, the significant increase in revenues resulted in the large decrease in sales and marketing costs as a percentage of revenues.

General and Administrative

	Years ended June 30,			Six-month period ended December 31,		% Change
						Year		Six-month period
	1999	2000	2001	2000	2001	1999-2000	2000-2001	2000-2001
	($ in thousands)
General and administrative	$6,283	$10,507	$22,540	$10,653	$14,877	67%	115%	40%
% of revenues	16%	11%	10%	12%	9%

General and administrative costs increased in absolute terms but decreased as a percentage of revenues. The increased growth and greater complexity in our business has required additional support and overhead. We have continued to hire employees to perform functions that were not previously necessary when we were an operating unit of Microsoft and functions previously performed under our services agreement with Microsoft that are being brought in house. Certain services have been, and will continue to be migrated away from Microsoft’s systems and infrastructures to our own.

In addition, the acquisitions of Travelscape and VacationSpot in March 2000 increased our general and administrative costs as we absorbed the personnel and administrative functions of these acquisitions. Legal fees related to the defense of the Priceline litigation also contributed to the increase in general and administrative expenses for the year ended June 30, 2001. The Priceline litigation relates to a patent infringement lawsuit which was settled without significant settlement costs to us.

Amortization of Goodwill and Intangibles

	Years ended June 30,			Six-month period ended December 31,		% Change
						Year		Six-month period
	1999	2000	2001	2000	2001	1999-2000	2000-2001	2000-2001
	($ in thousands)

Amortization of goodwill	$—	$5,502	$20,285	$9,576	$—	n/a	269%	(100)%
% of revenues	0%	6%	9%	11%	0%
Amortization of intangibles	$—	$12,361	$41,741	$21,488	$19,809	n/a	238%	(8)%
% of revenues	0%	13%	19%	25%	12%

Amortization of goodwill and intangibles was related to our acquisitions of Travelscape and VacationSpot in March 2000. In July 2001, we stopped amortizing goodwill as a result of the new accounting standard for goodwill.

Recognition of Stock-Based Compensation

	Years ended June 30,			Six-month period ended December 31,		% Change
						Year		Six-month period
	1999	2000	2001	2000	2001	1999-2000	2000-2001	2000-2001
	($ in thousands)
Recognition of stock-based compensation	$—	$60,689	$31,183	$20,767	$5,988	n/a	(49)%	(71)%
% of revenues	0%	64%	14%	24%	4%

Upon the completion of the initial public offering, all the unvested options to purchase Microsoft common stock held by Expedia employees were converted to options to purchase Expedia common stock (Expedia Options). These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The starting date for amortization coincides with the initial public offering date of November 10, 1999. The decrease in the recognition of stock-based compensation from year to year relates to amortizing the expense utilizing the accelerated method over the vesting period of the individual. This results in higher amortization amounts during the beginning of the amortization period. In addition, stock option forfeitures due to departing employees also decrease the recognition of stock-based compensation from year to year.

Net Interest Income and Other

	Years ended June 30,			Six-month period ended December 31,		% Change
						Year		Six-month period
	1999	2000	2001	2000	2001	1999-2000	2000-2001	2000-2001
	($ in thousands)

Net interest income and other	$—	$2,353	$4,591	$2,810	$2,543	n/a	95%	(10)%
% of revenues	0%	2%	2%	3%	2%

The increase in net interest income and other during the years ended June 30, 1999, 2000 and 2001 is primarily attributable to our increased cash balance. We received approximately $60 million of net proceeds from our private placement of stock and warrants on August 25, 2000. In addition, we have generated cash flows from operations of $63.5 million for the year ended June 30, 2001 and $76.9 million for the six months ended December 31, 2001. A large decline in interest rates has caused interest income to decrease during the six-month period ended December 31, 2001, compared with the same period in 2000, even with the significantly higher invested balances.

Segment Results

We divide our business into five reportable segments: Transportation, Destinations, Advertising, International, and Corporate. The Transportation segment serves primarily as an agent for U.S.-originated airline tickets and car rentals. The Destinations segment generates most of its revenues from U.S.-originated hotel bookings where Expedia acts as merchant of record. The Advertising segment sells advertisements on the domestic websites. The International segment generates most of its revenues as agency revenues from airline tickets, car rentals and hotel bookings on the United Kingdom, Germany, Belgium, France, Italy, Netherlands and Canada websites. The Corporate segment generates revenues from the licensing of our technology, and generates expenses consisting of the amortization of goodwill and intangibles, recognition of stock-based compensation and certain corporate headquarters costs.

Income from operations by segment for the year ended June 30, 2001, and six-month period ended December 31, 2000 and 2001, is as follows (in thousands):

	Year ended June 30,	Six-month period ended December 31,		% Change
	2001	2000	2001	2000-2001
Transportation	$13,978	$(2,256)	$22,139	1081%
Destinations	8,350	(751)	20,269	2799%
Advertising	4,143	3,309	1,665	(50)%
International	(17,901)	(7,651)	(4,172)	45%
Corporate	(91,214)	(51,546)	(33,512)	35%

Income (loss) from operations	$(82,644)	$(58,895)	$6,389	111%

The Transportation segment experienced strong revenue growth from airline transactions, as internet commerce, and especially Internet travel sales, continues to gain acceptance and grow substantially. Also, in

March 2001, we introduced the EBF product. EBFs represent special negotiated rates with airlines worldwide. Our websites displays the EBF date and price up front but do not disclose the airline or flight times until after the purchase.

A significant portion of transactions in the Destinations segment are merchant of record transactions. The introduction in June 2000 of the ESR business, which consists of offering negotiated rate hotel rooms on Expedia.com, the introduction in November 2000 of the Expedia Packages business, the introduction in January 2001 of the Expedia ESP engine and the introduction in September 2001 of other destination products and services such as sightseeing tours, show tickets and theme park passes have contributed to the growth in destinations merchant revenue.

The Advertising segment has experienced less demand for banner placements and content sponsorships on our websites, therefore, income from operations have been decreasing. There are minimal costs associated with the advertising business, therefore, we generate strong profit margin on this business.

The International business is in the development stage and we have invested in expansion by increasing promotional activities such as print media and television advertisements in order to bring customers to the websites. As a result, we have been successful in increasing the number of customers to our websites to purchase travel products and services.

The Corporate segment incurred significant losses from operations. On July 1, 2001, we adopted a new accounting standard for goodwill and ceased the amortization of goodwill related to our Vacationspot and Travelscape acquisitions. In addition, the recognition of stock-based compensation decreased significantly due to the timing of the vesting of stock options and related recognition of the related expense. Also, licensing revenues have significantly declined due to Continental Airlines and American Express terminating their licenses during the quarter ended June 30, 2001.

Quarterly Unaudited Results of Operations

The following table sets forth our unaudited quarterly results of operations, in dollars and as a percentage of revenues, for the periods presented. The unaudited quarterly results include the results of operations of Travelscape.com, Inc. and VacationSpot.com, Inc. from March 18, 2000, and onwards.

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

	Sep. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	Jun. 30, 2000	Sep. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
Revenues	$15,088	$17,381	$25,209	$36,953	$42,105	$44,419	$57,222	$78,474	$79,478	$81,762
Cost of revenues	5,184	6,874	13,560	14,530	16,311	16,715	18,085	23,163	26,287	25,880

Gross profit	9,904	10,507	11,649	22,423	25,794	27,704	39,137	55,311	53,191	55,882

Operating expenses:
Product development	5,393	4,452	4,765	5,781	5,270	5,862	6,289	7,261	7,209	6,443
Sales and marketing	6,732	10,584	21,356	27,029	17,899	20,878	24,783	26,599	26,071	22,287
General and administrative	2,729	1,946	2,217	3,615	5,342	5,311	5,240	6,647	6,181	8,696
Amortization of goodwill			714	4,788	4,788	4,788	4,788	5,921	—	—
Amortization of intangibles			1,618	10,743	10,744	10,744	10,744	9,509	9,904	9,905
Recognition of stock-based compensation		17,252	29,659	13,778	13,617	7,150	6,477	3,939	3,564	2,424

Total operating expenses	14,854	34,234	60,329	65,734	57,660	54,733	58,321	59,876	52,929	49,755

Income (loss) from operations	(4,950)	(23,727)	(48,680)	(43,311)	(31,866)	(27,029)	(19,184)	(4,565)	262	6,127
Net interest income and other		543	914	896	1,082	1,728	1,566	215	1,329	1,214
Share of joint venture net loss										(769)
USA merger-related expense			—	—	—	—	—	—	(6,341)	(1,350)

Income (loss) before provision for income taxes	(4,950)	(23,184)	(47,766)	(42,415)	(30,784)	(25,301)	(17,618)	(4,350)	(4,750)	5,222
Provision for income taxes	—	—	—	—	—	—	—	—	—	—

Net income (loss)	$(4,950)	$(23,184)	$(47,766)	$(42,415)	$(30,784)	$(25,301)	$(17,618)	$(4,350)	$(4,750)	$5,222

Net income (loss) per common share:
Basic	$—	$—	$(1.20)	$(0.98)	$(0.69)	$(0.53)	$(0.37)	$(0.09)	$(0.09)	$0.10

Diluted	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.08

	Sep. 30, 1999	Dec. 31, 1999	Mar. 31, 2000	Jun. 30, 2000	Sep. 30, 2000	Dec. 31, 2000	Mar. 31, 2001	Jun. 30, 2001	Sep. 30, 2001	Dec. 31, 2001
Revenues	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	34	40	54	39	39	38	32	30	33	32

Gross profit	66	60	46	61	61	62	68	70	67	68
Operating expenses:
Product development	36	26	19	16	13	13	11	9	9	8
Sales and marketing	45	61	85	73	43	47	43	34	33	27
General and administrative	18	11	9	10	13	12	9	8	8	11
Amortization of goodwill	0	0	3	13	11	11	8	8	0	0
Amortization of intangibles	0	0	5	29	25	24	20	12	12	12
Recognition of stock-based compensation	0	99	118	37	32	16	11	5	4	3

Total operating expenses	99	197	239	178	137	123	102	76	67	61

Income (loss) from operations	(33)	(137)	(193)	(117)	(76)	(61)	(34)	(6)	0	7
Net interest income and other	0	4	4	2	3	4	3	0	2	1
Share of joint venture net loss	0	0	0	0	0	0	0	0	0	(1)
USA merger-related expense	0	0	0	0	0	0	0	0	(8)	(2)

Income (loss) before provision for income taxes	(33)	(133)	(189)	(115)	(73)	(57)	(31)	(6)	(6)	6
Provision for income taxes	0	0	0	0	0	0	0	0	0	0

Net income (loss)	(33)%	(133)%	(189)%	(115)%	(73)%	(57)%	(31)%	(6)%	(6)%	6%

Liquidity and Capital Resources

During the years ended June 30, 1999, 2000 and 2001, net cash used by operating activities was $17.4 million and $30.9 million and net cash provided by operating activities was $63.5 million, respectively. During the six-month periods ended December 31, 2000 and 2001, net cash provided by operating activities was $0.8 million and $76.9 million, respectively. The increases in cash flow are driven by our fast-growing revenues, especially merchant revenues, and economies of scale we have been able to realize on our cost structure.

Even though we have reported significant net losses in the past and net income of $0.5 million for the six-month period ended December 31, 2001, we have reported higher positive cash flow from operations. This is because we have reported a significant amount of non-cash charges for depreciation, amortization, recognition of stock-based compensation and merger related expenses. In addition, the cash flows related to our merchant business also have a significant impact on our cash flows from operating activities. In our merchant business, we receive cash from customers on hotel and air bookings before the stay or flight has occurred. This is classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until after the stay has occurred for hotel business and approximately one week after booking for air travel. Therefore, there is a lag period from the receipt of the cash from the customers to the payment to the suppliers. For the year ended June 30, 2001, this lag combined with the growth in bookings has contributed $37.1 million to our positive cash flow. Cancellations and reduced bookings caused by the terrorist attacks on September 11, 2001, resulted in a net negative change in deferred and prepaid merchant bookings of $5.9 million for the six-month period ended December 31, 2001.

During the six-month period ended December 31, 2001, we incurred $7.7 million of costs associated with the USA merger which includes financial advisory, accounting, legal and tax advice fees. During the quarter ended March 31, 2002, we anticipate an expense of approximately $12 million associated with the completion of the USA acquisition.

Net cash provided by investing activities for the year ended June 30, 2000, was $9.9 million. Net cash used in investing activities for the years ended June 30, 1999 and 2001, and the six-month periods ended December 31, 2000 and 2001, was $0.7 million, $11.8 million, $4.9 million and $23.3 million respectively. These investing activities consisted primarily of capital expenditures, which totaled $5.2 million, $17.0 million, $6.5 million and $12.5 million during the years ended June 30, 2000, and 2001 and the six-month period ended December 31, 2000 and 2001, respectively. We expect to continue our capital expenditures in the coming months for computers and systems-related assets associated with our expected growth and with our migration away from Microsoft systems and infrastructure and onto our own. These expenditures will include capitalized expenses related to further website development efforts and other internal costs for software and systems development.

During the quarter ended September 30, 2001, we sold a building in Las Vegas which we acquired as part of our acquisition of Travelscape.com, Inc. and received net proceeds of $1.4 million. Virtually all of the proceeds from the sale of this facility were used to retire the mortgage loans on the building. We have leased other office facilities in Las Vegas.

Stock option exercises by employees and Directors were a source of $1.6 million, $7.9 million, $1.0 million and $11.6 million of cash for the years ended June 30, 2000 and 2001, and the six-month period ended December 31, 2000 and 2001, respectively. We anticipate a substantial number of stock options to be exercised going forward. These exercises also affect operating results, as we incur payroll tax expenses on the taxable portion of employees’ gains upon exercise. These expenses are recognized at the time that the options are exercised.

In December 2000, we entered into a one-year, $7.0 million letter of credit facility. This facility enabled us to consolidate existing letters of credit that were fully secured with restricted certificates of deposit, freeing up this cash for operating purposes. Collateral for this credit facility is in the form of a guarantee from Microsoft. In December 2001, we renewed the $7.0 million letter of credit facility for an additional one-year term and entered into an additional $10.0 million revolving letter of credit facility. Since Microsoft was released from the guarantee, these new letter of credit facilities require full collateralization with restricted cash deposits for issued letters of credit. No claims have been made against any letters of credit as of June 30, 2001 or December 31, 2001.

In September 2001, we entered into a joint venture with Societe Nationale des Chemins de Fer Francais (SNCF). We have a 47% ownership in this joint venture. The investment in the joint venture is accounted for under the equity method as we do not have control but have the ability to exercise significant influence over the operating and financial policies. During the six-month period ended December 31, 2001, we contributed $0.6 million to the joint venture and, per the shareholder agreement, have committed to contribute an additional $0.6 million. Our share of the joint venture’s loss for the six-month period ended December 31, 2001 was $0.8 million. As the joint venture’s loss is in excess of the carrying amount of the investment, we have reduced the carrying value of the investment at December 31, 2001, to zero and recorded a current liability of $0.2 million to reflect the additional commitment.

As of December 31, 2001, we had $238.4 million in cash and cash equivalents. The terrorist activities of September 11, 2001, and the uncertainty caused by the current economic, political and transportation climates may impact future demand for our products and services. We believe that our financial situation and cash will enable us to absorb a significant potential downturn in business. As a result, we anticipate being able to meet our operating cash needs without any need for additional funding in the near future.

Leases

Our headquarters are located in Bellevue, Washington in a leased space consisting of approximately 108,000 square feet. The leases for this space expire from 2003 to 2007. We also lease approximately 16,200 square feet in Tacoma, Washington for call center operations, the lease for which expires in 2005; and office space in Ft. Lauderdale, Florida and Washington, D.C. We also lease office space consisting of approximately 4,000 square feet in Brussels, Belgium; approximately 600 square feet in Toronto, Canada; approximately 2,800 square feet in the London, England; approximately 800 square feet in Milan, Italy; and approximately 2,300 square feet from Microsoft Corporation near Munich, Germany.

As a result of our acquisition of the CCV assets in March 2002 and in connection with our operation of Classic, we lease approximately 34,500 square feet in San Jose, California, which lease expires 2004 and approximately 9,500 square feet of warehouse space in Post Falls, Idaho which lease expires in 2004.

Travelscape is headquartered in Las Vegas, Nevada and leases office space consisting of approximately 53,000 square feet.

Related Party Transactions

On August 25, 2000, we issued 3,011,293 shares of common stock and warrants to purchase an additional 602,259 shares of our common stock to TCV IV, L.P. and TCV IV Strategic Partners, L.P. (collectively, TCV) in exchange for approximately $50.0 million in cash. As a result of the investment, the founding general partner of Technology Crossover Ventures and managing member of Technology Crossover Management IV, L.L.C. (which is the general partner of TCV), became a director of Expedia. On that same date, we issued 602,258 shares of common stock and warrants to purchase an additional 120,452 shares of our common stock to Microsoft in exchange for approximately $10.0 million in cash. In September 2001, TCV net exercised their 602,259 common stock warrants in a non-cash transaction and received 334,520 shares of common stock, representing the number of shares purchased based on the in-the-money value of the warrants.

In June 2001, we signed an amended and restated carriage and cross promotion agreement with Microsoft. Under this agreement, Microsoft’s domestic and international MSN websites promote co-branded versions of the

Expedia websites that include the logos of both us and MSN in the U.S., the U.K., Germany and Canada. These co-branded websites are the preferred travel transaction services offered on MSN, except in international markets where Expedia does not have a presence. Under the agreement, the parties also agreed to certain restrictions regarding the promotion of competitors on MSN.com and on the MSN Expedia co-branded travel websites accessed via MSN.com. We pay Microsoft placement fees for distribution on the MSN website, and performance fees under this agreement. These fees are calculated in accordance with the terms of the agreement and, in certain cases, a letter agreement entered into between the parties in July 2001.

We entered into an amended and restated services agreement with Microsoft on October 1, 1999, whereby Microsoft provided us with certain administrative and operational services. This agreement was subsequently amended and restated effective January 1, 2001 and further amended as of July 1, 2001. We entered into a second amended and restated services agreement, dated December 21, 2001, in connection with the USA transaction. The second amended and restated services agreement will extend through September 30, 2002, although Microsoft may elect in limited circumstances to terminate certain services if Microsoft determines, in good faith after consultation with USA and Expedia, that it is inappropriate for Microsoft to provide such services to an unaffiliated third party.

Under the second amended and restated services agreement, Microsoft will continue to provide us with specified administrative and operational services. In return, we will pay Microsoft fees based on the total direct and indirect costs incurred by Microsoft in providing these services to us. We have been developing and will continue to develop our own resources in these administrative and operational areas and will migrate away from Microsoft’s systems and infrastructure.

In August 2001, in connection with the USA transactions, we entered into a hosting services agreement with Microsoft under which Microsoft provides us with hosting services for the Expedia websites. Microsoft previously provided these services to us under the amended and restated services agreement. The hosting services agreement has a four-year term. We pay Microsoft for the hosting services on a cost-plus basis.

On October 1, 1999, we entered into a license agreement with Microsoft under which Microsoft provides us with rights to intellectual property used in its business. Microsoft assigned to us the trademarks and domain names associated with the name “Expedia.” In addition, Microsoft assigned to us copyrights for software relating to online travel services. We license the right to use some of Microsoft’s retail products and other technology under the license agreement. All of the licenses relating to Expedia-specific software content and data and patents are royalty-free, irrevocable and perpetual. Upon completion of the USA transaction, the license agreement was terminated, however, the perpetual licenses remain.

On September 25, 2001, Microsoft and Expedia entered into the following agreements that provide us with worldwide rights to use some of Microsoft’s retail products: Microsoft Business Agreement; Microsoft Enterprise Agreement; Microsoft Enterprise Enrollment Agreement; Microsoft Select Agreement; and Microsoft Select Enrollment Agreement. These agreements replace some of the licenses in the license agreement dated October 1, 1999.

In August 2001, we signed an amended and restated map server license agreement with Microsoft. Under this agreement, Microsoft will develop, maintain, host and serve maps to the Expedia websites. The maps will be customized for our websites and will include both our logo and Microsoft’s MapPoint.Net logo. We will pay route transaction fees, location lookup transaction fees and map transaction fees to Microsoft. This agreement was applied retroactively to December 2000. The agreement runs through August 2005.

In November 2001, we entered into an agreement to assign patent applications and royalty sharing agreement with Microsoft. Under this agreement, Microsoft assigned to us all of Microsoft’s patents relating to the operation of our websites. The assignment agreement includes a limited license of such patents from us to Microsoft. Further, the agreement includes a royalty sharing agreement under which we will pay a percentage of any royalties collected by us for licenses to such patents that are granted by us to third parties for use in products and/or services other than online travel services.

Acquisitions

Merger transaction with USA Networks, Inc.

On February 4, 2002, our shareholders approved the merger transaction in which USA acquired a controlling interest in Expedia through a merger of one of its subsidiaries with and into Expedia (the USA transaction). Immediately prior to the USA transaction, we recapitalized our common shares to create a new class of common shares, Class B common shares, par value $.01 per share, which are entitled to 15 votes per share, provided that no Expedia shareholder or group of shareholders can generally hold more than 94.9% of our total outstanding voting power. Under the terms of the transaction agreements governing the USA transaction, our shareholders had the option, with respect to each common share they owned, to elect to either (1) retain their Expedia share and in addition receive 0.1920 of a new Expedia warrant to acquire additional Expedia shares or (2) exchange their Expedia share for a package of USA securities consisting of USA common stock, USA cumulative convertible redeemable preferred stock and warrants to acquire USA common stock.

Pursuant to the terms of the transaction, Microsoft, which beneficially owned approximately 63% of our common stock prior to the merger, elected to exchange all of its Expedia common stock for USA securities. As a result, upon closing of the USA transaction, Microsoft no longer holds any Expedia securities. Expedia shareholders who elected not to receive USA securities in the transaction retained their Expedia shares and received 0.1920 of a new Expedia warrant for each Expedia share held. In addition, certain optionholders were also issued warrants at the same 0.1920 ratio. Each warrant entitles the holder to purchase one share of Expedia common stock for $52 through February 4, 2009. In addition, the warrants issued to optionholders are subject to the same vesting schedule as the options in respect of which the warrants were issued and are non-transferable and non-exercisable until April 25, 2002. We issued approximately 6,350,000 warrants to holders of our common shares and stock options. The Expedia warrants trade on Nasdaq under the symbol “EXPEW”.

In connection with the merger, all of the shares of the merger subsidiary, which were all held by USA, were converted into a number of shares of Expedia Class B common stock equal to the number of Expedia common shares that were exchanged for the package of USA securities. As a result, USA owns all of the outstanding shares of Expedia Class B common stock, representing 64.2% of our then outstanding shares, and 94.9% of the voting interest in Expedia. Since USA acquired less than 95% voting interest in Expedia, we will account for this as a recapitalization. Accordingly, the purchase price paid by USA to acquire the block of Expedia’s common shares will not have an impact on our consolidated financial statements.

Due to its controlling interest in Expedia, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of our shareholders, except where a separate vote of the holders of common shares is required by Washington law. In addition, USA also controls Expedia’s board of directors, which, immediately after the closing of the merger transaction, was expanded from seven to thirteen board members. The new Expedia Board includes seven USA appointees and three independent board members.

In connection with the USA transaction, we received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after consummation of the merger, on the various media outlets related to USA. The use of this asset will be accounted for as sales and marketing expense to us and a capital contribution by USA to Expedia. In addition, we received a two-year option to purchase a one-third interest in a new television channel to be developed by USA. The exercise price of the option will equal one-third of USA’s cost, plus interest, up to the date of exercise. There will be no accounting recognition of the option until the option is exercised, if ever. Finally, USA will make a capital contribution of $20 million within six months of the completion of the merger in lieu of offering Expedia a two-year option to acquire from USA all of the outstanding equity of National Leisure Group, Inc.

USA Networks, Inc. Private Placement

On February 20, 2002, we issued 936,815 common shares to USA for approximately $47 million in cash. The proceeds from this sale were used by Expedia in connection with the CCV transaction to purchase the approximately $47 million outstanding debt of CVG, as discussed below. As a result of the issuance, USA owns 64.6% of our outstanding shares, and its voting percentage remains at 94.9%.

Classic Custom Vacations Acquisition

On March 9, 2002, we acquired substantially all of the assets of CCV, a subsidiary of CVG, a publicly traded corporation, for an aggregate purchase price of approximately $48 million, plus the assumption of approximately $30 million in net liabilities. This transaction was completed in two steps. In February 2002 we purchased the outstanding debt of CVG for approximately $47 million in cash, using the proceeds from the sale of 936,815 shares of common stock to USA. On March 9, 2002, we then purchased the assets of CCV for approximately $1 million in cash, plus the cancellation of the outstanding CVG debt.

Classic Custom Vacations provided luxury vacation packages to Mexico, North America, Europe and the Caribbean through a network of travel agents and travel agencies. We intend to continue selling vacations through traditional travel agents through our newly created subsidiary, Classic. We expect to help build Classic’s business by providing financial stability as well as technological resources to assist Classic and its travel agent network to access inventory and to continue to create vacation packages for its customers.

Factors That May Impact Future Results Of Operations

An investment in our securities involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in this Annual Report on Form 10-K before purchasing our securities. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

While management is optimistic about our long-term prospects, the following factors, among others, could materially harm our business, operating results and financial condition and should be considered when evaluating us.

Factors Relating to USA’s Acquisition of Control of Expedia

USA exercises significant control over Expedia

USA owns approximately 65% our outstanding common equity and 94.9% of our total voting power. As a result, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of our shareholders, except where a separate vote of the holders of our common shares is required by Washington law. In addition, USA also controls our board of directors. Subject to applicable Washington law and agreements entered into as part of the USA transaction, USA generally will not be restricted with regard to its ability to control the election of our directors, to cause the amendment of our articles of incorporation or bylaws, or generally to exercise a controlling influence over our business and affairs. As a result of USA’s controlling interest in us, USA has the power to prevent, delay or cause a change in control of Expedia and could take other actions that might be favorable to USA but not necessarily favorable to our other shareholders.

In addition, because our board of directors approved the USA transaction, our shareholders may not benefit from certain protections afforded by the Washington anti-takeover statute in respect of future agreements with USA or its affiliates.

Conflicts of interest may arise between USA and Expedia, which may not be resolved in a manner that does not adversely affect our business, financial condition or results of operations

Conflicts of interest may arise between us, on the one hand, and USA and its other affiliates, on the other hand, in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by USA of its interest in Expedia and the exercise by USA of its ability to control our management and affairs. Conflicts, disagreements or other disputes between us and USA may arise and may not be resolved in a manner that does not adversely affect our business, financial condition or results of operations.

For instance, USA is engaged in a diverse range of media, electronic and online commerce businesses, including businesses that may compete in one or more businesses with us, including Hotel Reservations Network. In addition, USA or its affiliates may acquire additional businesses that may conflict or compete with us. Our amended and restated articles of incorporation include provisions which provide that (1) neither USA nor any of its affiliates will have any duty to refrain from engaging in the same or similar activities or lines of business of Expedia, thereby competing with us, and (2) neither USA nor any of its affiliates will have any duty to communicate or offer corporate opportunities to us and none of them will be liable for breach of any fiduciary duty to us, as a shareholder of Expedia or otherwise, in connection with such opportunities, provided that the procedures provided for in our articles of incorporation are followed.

Our directors and officers may have interests in USA and its subsidiaries that could create potential  conflicts of interest

Ownership interests of directors or officers of Expedia in USA common stock, or ownership of directors or officers of USA in Expedia common shares or service as both a director or officer of Expedia and a director, officer or employee of USA, could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and USA. As a result of the USA transaction, Barry Diller, Chairman of the board of directors of USA, became Chairman of the board of directors of Expedia. A majority of our board of directors are also directors, officers or employees of USA. In addition, interlocking relationships may exist between certain members of our board of directors and members of the boards of directors of other USA subsidiaries with which we directly compete, including Hotel Reservations Network, and important suppliers of ours that also have strong business relationships with our direct competitors.

USA/Expedia may not realize all of the anticipated benefits of the USA transaction

The success of the USA transaction will depend, in part, on the ability of USA and us to realize certain anticipated growth opportunities from integrating our businesses with the businesses of USA and its affiliates. We cannot assure you that this integration will result in the realization of the full anticipated benefits of the growth opportunities or that these benefits will be achieved within the anticipated time frame or at all. In addition, legal arrangements between USA or its affiliates and certain third parties may restrict the ability of the parties to integrate parts of their businesses with the businesses of USA or its affiliates.

Microsoft is able to compete with us

In connection with the USA transaction, we terminated the shareholder agreement between Microsoft and us, which agreement included, among other things, an agreement by Microsoft not to compete with us. As a result Microsoft is currently able to compete with us, which could have a negative impact on our business. However, the Amended and Restated MSN/Expedia Carriage and Cross Promotion Agreement names us as the preferred travel transaction service on or promoted on the Microsoft online properties, thus limiting any potentially negative impact on our business.

Factors Relating to Expedia

Declines or disruptions in the travel industry, such as those caused by terrorism or general economic downturns, could reduce our revenues

We rely on the health and growth of the travel industry. Travel is highly sensitive to traveler safety concerns, and thus declines may occur after acts of terrorism that affect the safety of travelers. The terrorist attacks of September 11, 2001 on the World Trade Center in New York City and the Pentagon in northern Virginia using hijacked commercial airliners resulted in the cancellation of a significant number of our existing travel bookings and a decrease in new travel bookings through Expedia, all of which reduced our revenues for the quarters ended September 30, 2001 and December 31, 2001 and may reduce our revenues in future quarters. The long-term effects of these events could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military responses to acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. These effects, depending on their scope and duration—which we cannot predict at this time—together with any future terrorist attacks, could significantly impact our long-term results of operations or financial condition.

In addition, travel is sensitive to business and personal discretionary spending levels and tends to decline during general economic downturns, which could also reduce our revenues. Other adverse trends or events that tend to reduce travel and may reduce our revenues include:

•	political instability;

•	regional hostilities;

•	price escalation in the airline industry or other travel-related industries;

•	increased occurrence of travel-related accidents;

•	airline or other travel-related strikes; and

•	bad weather.

Because our market is seasonal, our quarterly results will fluctuate and are difficult to predict

Our business experiences seasonal fluctuations, reflecting seasonal trends for the products and services offered by our websites. For example, traditional leisure travel supplier and agency bookings typically are highest in the first two calendar quarters of the year as consumers plan and purchase their spring and summer travel and then the number of bookings flattens in the last two calendar quarter of the year. These factors could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to our service by travel suppliers.

Because our operating results are volatile and difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results will fall below the expectations of securities analysts or investors. In this event, the trading price of our common shares may decline significantly.

Factors that may cause us to fail to meet the expectations of securities analysts or investors include the following:

•	our inability to obtain travel inventory on satisfactory terms from our travel suppliers;

•	the ability of our competitors to offer new or enhanced websites, services or products or similar services or products with lower prices;

•	our inability to obtain new customers at reasonable cost, retain existing customers or encourage repeat purchases;

•	decreases in the number of visitors to our websites or our inability to convert visitors to our websites into customers;

•	our inability to adequately maintain, upgrade and develop our websites, the systems that we use to process customers’ orders and payments or our computer network;

•	our inability to retain existing airlines, hotels, rental car companies and other suppliers of travel services or to obtain new travel suppliers;

•	fluctuating gross margins due to a changing mix of revenues;

•	the termination of existing relationships with key service providers or failure to develop new ones;

•	the amount and timing of operating costs relating to expansion of our operations; and

•	economic conditions specific to the Internet, online commerce and the travel industry.

We depend on our relationships with travel suppliers and global distribution systems and adverse changes in these relationships could affect our inventory of travel offerings

Our business relies on relationships with travel suppliers, and it would be negatively affected by adverse changes in these relationships. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Consistent with industry practices, we currently have few agreements with our travel suppliers obligating them to sell services or products through our websites. It is possible that travel suppliers may choose not to make their inventory of services and products available through online distribution. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory, either of which could significantly decrease the amount or breadth of our inventory of available travel offerings. Of particular note is Orbitz, the airline direct-distribution website, which was launched in June 2001 and is owned by American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines. Forrester Research reports that Orbitz is the only website for consumers to find unpublished special fares on these and at least 23 other airlines. Additionally, American Airlines, United Air Lines, Northwest Airlines, Continental Air Lines, US Airways Group and America West Airlines entered into a joint venture to launch a separate site known as “Hotwire”, which offers unpublished special fares on certain carriers. If a substantial number of our airline suppliers collectively agree or choose to restrict their special fares solely to Orbitz or Hotwire, such action may have a material adverse affect on our business. We also depend on travel suppliers for advertising revenues. Adverse changes in any of these relationships, whether due to Orbitz, Hotwire or otherwise, could reduce the amount of inventory that we are able to offer through our websites.

A decline in commission rates and fees or the elimination of commissions could reduce our revenues and margins

A portion of our online revenues depends on the commissions and fees paid by travel suppliers for bookings made through our online travel service. Generally, we do not have written commission agreements with our suppliers. As is standard practice in the travel industry, we rely on informal arrangements for the payment of commissions. Travel suppliers are generally not obligated to pay any specified commission rate for bookings made through our websites. Recently, certain airlines have cut or eliminated commission levels to travel agents. We cannot assure you that further airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could reduce our revenues and margins.

We may experience losses again in the future

Until recently, we have incurred substantial net losses due mainly to stock-based compensation and acquisitions made by us since our initial public offering. For the fiscal year ended June 30, 2001, we had a net loss of $78.1 million. While we did report net income of $5.2 million for the quarter ended December 31, 2001, there is no guarantee we will be able to sustain this level of profitability going forward. If our revenues do not grow as expected, or if increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, operating results and financial condition.

We compete with a variety of companies with respect to each product or service we offer

These competitors include:

•	Internet travel agents such as Travelocity.com, Orbitz.com and American Express Interactive, Inc.;

•	local, regional, national and international traditional travel agencies;

•	consolidators and wholesalers of airline tickets, hotels and other travel products, including Hotwire.com, Cheaptickets.com and Priceline.com;

•	airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites; and

•	operators of travel industry reservation databases.

In addition to the traditional travel agency channel, many travel suppliers also offer their travel services as well as third-party travel services directly through their own websites. These travel suppliers include many suppliers with which we do business. Suppliers also sell their own services directly to consumers, predominantly by telephone. As the market for online travel services grows, we believe that travel suppliers, traditional travel agencies, travel industry information providers and other companies will increase their efforts to develop services that compete with our services by selling inventory from a wide variety of suppliers. We cannot assure you that our online operations will compete successfully with any current or future competitors.

Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have and may enter into strategic or commercial relationships with larger, more established and better-financed companies. Some of our competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and commit more resources to website and systems development than we are able to devote. In addition, the introduction of new technologies and the expansion of existing technologies may increase competitive pressures. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. We cannot assure you that we will be able to compete successfully against current and future competitors. Competitive pressures faced by us could have a material adverse effect on our business, operating results and financial condition.

If we fail to increase our brand recognition among consumers, we may not be able to attract and expand our online traffic

We believe that maintaining and enhancing the Expedia® brand is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services increases the importance of maintaining and enhancing brand recognition. Promotion of the Expedia® brand will depend largely on our success in providing a high-quality online experience supported by a high level of customer service. In addition, we intend to spend substantial amounts on marketing and advertising with the intention of continuing to expand our brand recognition to attract and retain online users and to respond to competitive pressures. However, we cannot assure you that these expenditures will be effective to promote our brand or that our marketing efforts generally will achieve our goals.

Interruptions in service from third parties could impair the quality of our service

We rely on third-party computer systems and third-party service providers, including the computerized global distribution systems of the airline, hotel and car rental industries to make airline ticket, hotel room and car rental reservations and credit card verifications and confirmations.

Currently, a majority of our transactions are processed through Worldspan, L.P. and Pegasus Solutions, Inc. We rely on TRX, Inc. and PeopleSupport, Inc. to provide a significant portion of our telephone and email customer support, as well as to print and deliver airline tickets as necessary. Microsoft also services a significant amount of our information systems as part of an amended and restated services agreement, which Microsoft has agreed to extend through September 2002. We are in the process of building, buying and implementing systems that remove our reliance on the services agreement. While we are preparing for the termination of the services agreement, we cannot be certain that our transition will be completed by September 2002. Any interruption in these third-party services or a deterioration in their performance could impair the quality of our service. If our arrangement with any of these third parties is terminated, we may not find an alternate source of systems support on a timely basis or on commercially reasonable terms. In particular, any migration from the Worldspan system could require a substantial commitment of time and resources and hurt our business.

Our success depends on maintaining the integrity of our systems and infrastructure

In order to be successful, we must continue to provide reliable, real-time access to our systems for our customers and suppliers. As our operations continue to grow in both size and scope, domestically and internationally, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, operating results and financial condition.

In this regard, our operations face the risk of systems failures. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Our business interruption insurance may not adequately compensate us for losses that may occur. The occurrence of a natural disaster or unanticipated problems at our facilities in Washington or Travelscape’s facilities in Nevada could cause interruptions or delays in our business, loss of data or render us unable to process reservations. In addition, the failure of our computer and communications systems to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business.

Our business is exposed to risks associated with online commerce security and credit card fraud

Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers may also be vulnerable to viruses transmitted via the Internet. While we proactively check for intrusions into our infrastructure, a new and undetected virus could cause a service disruption.

To date, our results have been impacted due to accounting reserves we record for reservations placed on our website with fraudulent credit card data. We record these reserves because, under current credit card practices and the rules of the Airline Reporting Corporation, we may be held liable for fraudulent credit card transactions on our websites and other payment disputes with customers. Since discovering this fraudulent activity, we have put additional anti-fraud measures in place above and beyond our existing credit card verification procedures; however, a failure to control fraudulent credit card transactions adequately could further adversely affect our business.

Rapid technological changes may render our technology obsolete or decrease the competitiveness of our services

To remain competitive, we must continue to enhance and improve the functionality and features of our websites. The Internet and the online commerce industry are rapidly changing. In particular, the online travel industry is characterized by increasingly complex systems and infrastructures. If competitors introduce new services embodying new technologies, or if new industry standards and practices emerge, our existing websites and proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

•	enhance our existing services;

•	develop and license new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers and suppliers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our websites and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our websites, transaction-processing systems and network infrastructure to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our customers and suppliers may forego the use of our services and use those of our competitors.

Our international operations involve risks relating to travel patterns and practices and internet-based commerce

We operate in the United Kingdom, Germany, Canada, France, the Netherlands and Italy and intend to expand our operations to other countries. In order to achieve widespread acceptance in each country we enter, we believe that we must tailor our services to the unique customs and cultures of that country. Learning the customs and cultures of various countries, particularly with respect to travel patterns and practices, is a difficult task and our failure to do so could slow our growth in those countries.

In addition, we face additional risks in operating internationally, such as:

•	delays in the development of the Internet as a broadcast, advertising and commerce medium in international markets;

•	difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems infrastructures in individual foreign markets;

•	unexpected changes in regulatory requirements;

•	tariffs and trade barriers and limitations on fund transfers;

•	difficulties in staffing and managing foreign operations;

•	potential adverse tax consequences;

•	exchange rate fluctuations; and

•	increased risk of piracy and limits on our ability to enforce our intellectual property rights.

Any of these factors could harm our business. We do not currently hedge our foreign currency exposures.

Our success depends in large part on the continuing efforts of a few individuals and our ability to continue to attract, retain and motivate highly skilled employees

We depend substantially on the continued services and performance of our senior management, particularly Richard N. Barton, our chief executive officer and president. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services of any executive officers or other key employees could hurt our business.

As of December 31, 2001, we employed a total of 896 full-time employees. In order to achieve our anticipated growth, we will need to hire additional qualified employees. If we do not succeed in attracting new employees and retaining and motivating our current personnel, our business will be adversely affected.

We may be found to have infringed on intellectual property rights of others that could expose us to substantial damages and restrict our operations

We could face claims that we have infringed the patents, copyrights or other intellectual property rights of others. In addition, we may be required to indemnify travel suppliers for claims made against them. Any claims against us could require us to spend significant time and money in litigation, delay the release of new products or services, pay damages, develop new intellectual property or acquire licenses to intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available on acceptable terms or at all. As a result, intellectual property claims against us could have a material adverse effect on our business, operating results and financial condition.

Our websites rely on intellectual property, and we cannot be sure that this intellectual property is protected from copy or use by others, including potential competitors

We regard much of our content and technology as proprietary and try to protect our proprietary technology by relying on trademarks, copyrights, trade secret laws and confidentiality agreements with consultants. In connection with our license agreements with third parties, we seek to control access to and distribution of our technology, documentation and other proprietary information. Even with all of these precautions, it is possible for someone else to copy or otherwise obtain and use our proprietary technology without our authorization or to develop similar technology independently. Effective trademark, copyright and trade secret protection may not be available in every country in which our services are made available through the Internet, and policing unauthorized use of our proprietary information is difficult and expensive. We cannot be sure that the steps we have taken will prevent misappropriation of our proprietary information. This misappropriation could have a material adverse effect on our business. In the future, we may need to go to court to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation might result in substantial costs and diversion of resources and management attention.

We currently license from third parties, including Microsoft, some of the technologies incorporated into our websites. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from Microsoft and others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, recommends companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the consolidated financial statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

a)    Revenue Recognition

We recognize agency revenues on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is not recorded because we receive a cancellation fee from the airlines, which is at least the same amount as our commission on the cancelled reservation. We recognize agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or a supplier or on receipt of the commissions from an individual supplier. Override commissions are recognized each period based upon our projected and actual attainment of predetermined target sales levels. Where historical financial data is not available to project the target sales levels, we record the override commission upon receipt of the commission from the supplier.

Our merchant revenues are derived from transactions where we are the merchant of record and determine the price. We have agreements with suppliers for blocks of inventory that we sell and these sales generate the majority of our total merchant revenues. We do not have purchase obligations for unsold inventory. Recognition of merchant revenue occurs on the date the traveler uses the inventory, such as the date of airline departure or hotel stay.

b)    Reserves

Accounting estimates are an integral part of the financial statements prepared by management and are based on management’s current judgements. Those judgements are normally based on knowledge and experience about past and current events and on assumptions about future events.

We are potentially subject to a concentration of credit risk from our accounts receivable. Also, we record a reserve against the use of fraudulent credit cards on our websites and customer service related chargebacks.

We are subject to other risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on third-party technology, challenges to patents, new service introductions and other activities of competitors, dependence on key personnel, international expansion, and limited operating history. In addition, we are subject to uncertainty caused by economic, political and transportation climates and events, such as the September 11, 2001 terrorist activities, which may impact future demand for the products and services that we sell.

c)    Goodwill and intangible assets

At December 31, 2001, we have recorded approximately $98.3 million in goodwill and other intangible assets related to acquisitions made in March 2000. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. These estimated fair values are based on estimates of the future cash flows of the businesses. Factors affecting these future cash flows include: the continued market acceptance of these products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for our fiscal year beginning January 1, 2003. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or result of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 established a single accounting model, based on the frame work established in SFAS No. 121 for long-lived assets to be disposed of for sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for our fiscal year beginning January 1, 2002. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or result of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not held derivative financial instruments at any time. We sold our building in Las Vegas during the quarter ended September 30, 2001, thus we no longer have any debt. Therefore, near-term adverse changes in interest rates will principally affect the interest income we earn on our cash balance. If market interest rates were to decrease immediately and uniformily by 10% from levels at December 31, 2001, our net income and cash flows would decrease by an immaterial amount. We may, however, experience additional adverse changes if we incur variable-rate debt or hold derivative financial instruments in the future. Our international operations expose us to some foreign currency risk, however, we do not expect fluctuations in foreign currency exchange rates to have a material effect on our financial results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to our consolidated financial statements appears in Part IV of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a)    Executive Officers

We have elected to disclose the information required by this Item in the section entitled “Executive Officers” in the Proxy Statement for our 2002 annual meeting of shareholders. See “Documents Incorporated by Reference” at the beginning of this annual report.

b)    Directors

We have elected to disclose the information required by this Item in the section titled “Election of Directors” in the Proxy Statement for our 2002 annual meeting of shareholders. See “Documents Incorporated by Reference” at the beginning of this annual report.

ITEM 11.    EXECUTIVE COMPENSATION

We have elected to disclose the information required by this Item in the Proxy Statement for our 2002 annual meeting of shareholders. See “Documents Incorporated by Reference” at the beginning of this annual report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have elected to disclose the information required by this Item in the Proxy Statement for our 2002 annual meeting of shareholders. See “Documents Incorporated by Reference” at the beginning of this annual report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have elected to disclose the information required by this Item in the Proxy Statement for our 2002 annual meeting of shareholders. See “Documents Incorporated by Reference” at the beginning of this annual report.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)(1)  FINANCIAL STATEMENTS

The following Consolidated Financial Statements and Independent Auditors’ Report are incorporated by reference to pages F-2 through F-30 of this Form 10-K:

The consolidated balance sheets as of June 30, 2001 and December 31, 2001, and the consolidated statements of operations and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years ended June 30, 2001, 2000 and 1999, and the six-month period ended December 31, 2001, together with the notes thereto.

a)(2)  SCHEDULES

None

a)(3)  EXHIBITS

Exhibit Index

2.1
Amended and Restated Agreement and Plan of Recapitalization and Merger by and among Expedia, Inc., Taipei, Inc., USA Networks, Inc., Microsoft Corporation and Microsoft E-Holdings, Inc., dated as of July 15, 2001.*

2.2	Asset Purchase Agreement by and among Expedia, Inc., Classic Custom Vacations and Classic Vacation Group, Inc., dated as of January 22, 2002.**

2.3	Note Purchase Agreement by and among Expedia, Inc., Classic Vacation Group, Inc., CVG Investment LLC and GV Investment LLC, dated as of January 22, 2002.**

3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of Common Stock Certificate.***

4.2	Form of Class B Common Stock Certificate.*

4.3	Form of Shareholder Equity Warrant (included in Exhibit 4.4).

4.4	Form of Shareholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.*

4.5	Form of Optionholder Equity Warrant (included in Exhibit 4.6).

4.6	Form of Optionholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.****

10.1	Hosting Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of August 14, 2001.#

10.2	Amended and Restated Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of December 21, 2001.

10.3	Agreement to Assign Patent Applications and Royalty Sharing Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 6, 2001.*

10.4	Amended and Restated Map Server License Agreement between Expedia, Inc. and Microsoft Corporation, effective August 15, 2001.#

10.5	Amended and Restated MSN/Expedia Carriage and Cross Promotion Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 29, 2001.#†

10.5.1	Side Letter between Expedia, Inc. and Microsoft Corporation, dated as of July 27, 2001.#†

10.6	Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999.***

10.6.1	Agreement re. Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 9, 2001.*

10.7	CRS Marketing, Services and Development Agreement between Microsoft Corporation and Worldspan, L.P., dated December 15, 1995 and amended as of January 1, 1997, July 1, 1998 and April 1, 1999.***†

10.7.1	Amendment No. 4 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of July 13, 2001.#†

10.7.2	Amendment No. 5 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of October 22, 2001.††

10.7.3	Amendment No. 6 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of January 1, 2002.††

10.8	Amended and Restated Development Agreement between Expedia, Inc. and Worldspan, L.P., dated as of June 25, 2001.#†

10.9	Service Agreement between Microsoft Corporation and World Travel Partners, L.P., dated as of October 9, 1996 and amended as of April 1, 1999.***†

10.9.1	Amendment No. 2 to Microsoft Corporation/World Travel Partners Service Agreement, effective July 1, 2000.##†

10.9.2	Amendment No. 3 to Microsoft Corporation/World Travel Partners Service Agreement, effective March 1, 2002.††

10.10	Expedia, Inc. 1999 Amended and Restated Stock Option Plan.###

10.11	Expedia, Inc. 1999 Amended and Restated Employee Stock Purchase Plan.#

10.12	Expedia, Inc. 1999 Directors’ Stock Option Plan.***

10.13	Expedia, Inc. 2001 Stock Plan.

10.14	Employment Agreement between Expedia, Inc. and Richard N. Barton, dated as of February 7, 2002.

10.15	Employment Agreement between Expedia, Inc. and Gregory S. Stanger, dated as of February 7, 2002.

10.16
Form of Employment Agreement between Expedia, Inc. and each of David Beitel, Byron Bishop, Erik Blachford, Mark Britton, Michael Day, Kathleen Dellplain, Dhiren Fonseca, Lloyd Frink, Allyson Henry, Robert Hohman, and Howard Mendelsohn, each dated as of February 4, 2002.

10.17	Common Stock Purchase Agreement between Expedia, Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P., dated as of June 25, 2000.####

10.18	Common Stock Purchase Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 25, 2000.####

10.19	Travelscape Office Lease and assignment thereto dated as of August 1, 2000.##

10.20	Form of Registration Rights Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 4, 2002.*

10.21	Terms of NLG Call Option between Expedia, Inc. and USA Networks, Inc.*

10.22	Terms of Travel Channel Option between Expedia, Inc. and USA Networks, Inc.*

10.23	Terms of Media Arrangements in USA Media, LLC between Expedia, Inc. and USA Networks, Inc.*

10.24	Stock Purchase Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 20, 2002.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

*	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-4 filed November 9, 2001 and incorporated herein by reference.
**	Previously filed as an exhibit to Expedia’s Schedule 13D filed February 12, 2002 and incorporated herein by reference.
***	Previously filed as an exhibit to Expedia’s Form S-1 filed September 23, 1999 and incorporated herein by reference.
****	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-3 filed December 4, 2001 and incorporated herein by reference.
#	Previously filed as an exhibit to Expedia’s Form 10-K filed August 22, 2001 and incorporated herein by reference.
##	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2000 and incorporated herein by reference.
###	Previously filed as an exhibit to Expedia’s post-effective Amendment No. 1 to Form S-8 filed November 9, 2001 and incorporated herein by reference.
####	Previously filed as an exhibit to Expedia’s Form 8-K filed September 15, 2001 and incorporated herein by reference.
†	Confidential treatment granted for portions of this agreement pursuant to Rule 406 of the Securities Act or Rule 24(b)(2) of the Exchange Act.
††	Confidential treatment requested for portions of this agreement pursuant to Rule 24(b)(2) of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the city of Bellevue, State of Washington, on April 1, 2002.

EXPEDIA, INC.

By:	/s/ RICHARD N. BARTON
Richard N. Barton President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2002.

Signature	Title

/s/ RICHARD N. BARTON Richard N. Barton	President, Chief Executive Officer and Director

/s/ GREGORY S. STANGER Gregory S. Stanger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ BARRY DILLER Barry Diller	Chairman of the Board of Directors

/s/ THOMAS BREITLING Thomas Breitling	Director

/s/ JULIUS GENACHOWSKI Julius Genachowski	Director

/s/ JAY C. HOAG Jay C. Hoag	Director

/s/ VICTOR KAUFMAN Victor Kaufman	Director

/s/ DARA KHOSROWSHAHI Dara Khosrowshahi	Director

/s/ REED HUNDT Reed Hundt	Director

/s/ GREGORY MAFFEI Gregory Maffei	Director

/s/ DANIEL MARRIOTT Daniel Marriott	Director

/s/ JON MILLER Jon Miller	Director

/s/ JOHN PLEASANTS John Pleasants	Director

EXPEDIA, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Expedia, Inc.
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Expedia, Inc. and subsidiaries (the Company) as of December 31, 2001 and June 30, 2001, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the six-month period ended December 31, 2001 and for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at page F-31. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Expedia, Inc. and subsidiaries as of December 31, 2001 and June 30, 2001, and the results of their operations and their cash flows for the six-month period ended December 31, 2001 and for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington
February 4, 2002
(March 9, 2002 as to Note 15)

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years ended June 30,			Six-month period ended December 31,
	1999	2000	2001	2001
Agency revenues	$24,677	$59,534	$122,987	$81,545
Merchant revenues	—	10,912	64,548	68,423
Advertising and other revenues	14,022	24,185	34,685	11,272

Revenues	38,699	94,631	222,220	161,240

Cost of agency revenues (excluding recognition of stock-based compensation of $0, $1,132, $512 and $69 for the periods ended June 30, 1999, 2000, 2001 and December 31, 2001)	14,548	34,136	53,427	31,287
Cost of merchant revenues (excluding recognition of stock-based compensation of $0, $1,198, $542 and $89 for the periods ended June 30, 1999, 2000, 2001 and December 31, 2001)	—	3,369	17,567	19,325
Cost of advertising and other revenues (excluding recognition of stock-based compensation of $0, $332, $150 and $13 for the periods ended June 30, 1999, 2000, 2001 and December 31, 2001)	1,402	2,643	3,280	1,555

Cost of revenues	15,950	40,148	74,274	52,167

Gross profit	22,749	54,483	147,946	109,073

Operating expenses:
Product development (excluding recognition of stock-based compensation of $0, $41,257, $20,593 and $3,811 for the periods ended June 30, 1999, 2000, 2001 and December 31, 2001)	21,180	20,391	24,682	13,652
Sales and marketing (excluding recognition of stock-based compensation of $0, $5,077, $2,338 and $290 for the periods ended June 30, 1999, 2000, 2001 and December 31, 2001)	14,888	65,701	90,159	48,358
General and administrative (excluding recognition of stock-based compensation of $0, $11,693, $7,048 and $1,716 for the periods ended June 30, 1999, 2000, 2001 and December 31, 2001)	6,283	10,507	22,540	14,877
Amortization of goodwill	—	5,502	20,285	—
Amortization of intangibles	—	12,361	41,741	19,809
Recognition of stock-based compensation	—	60,689	31,183	5,988

Total operating expenses	42,351	175,151	230,590	102,684

Income (loss) from operations	(19,602)	(120,668)	(82,644)	6,389
Net interest income and other		2,353	4,591	2,543
Share of joint venture net loss				(769)
USA merger related expense	—	—	—	(7,691)

Income (loss) before provision for income taxes	(19,602)	(118,315)	(78,053)	472
Provision for income taxes	—	—	—	—

Net income (loss)	$(19,602)	$(118,315)	$(78,053)	$472

Net income (loss)	$(19,602)	$(118,315)	$(78,053)	$472
Other comprehensive income (loss):
Currency translation adjustment	—	231	(47)	17

Comprehensive income (loss)	$(19,602)	$(118,084)	$(78,100)	$489

Net income (loss) per common share:
Basic			$(1.65)	$0.01

Diluted			$(1.65)	$0.01

Pro forma basic and diluted	$(0.59)	$(3.11)

Weighted average number of shares outstanding:
Basic			47,210	51,171

Diluted			47,210	62,192

Pro forma basic and diluted	33,000	38,044

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2001	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$182,161	$238,374
Accounts receivable, net of allowance of $513 and $1,412	29,716	17,649
Prepaid merchant bookings	30,170	8,726
Prepaid expenses and other current assets	11,642	7,192

Total current assets	253,689	271,941

Property and equipment, net	16,778	21,447
Investments and restricted deposits	1,298	12,897
Intangible assets, net	43,298	19,380
Goodwill, net	74,781	78,890

Total assets	$389,844	$404,555

LIABILITIES
Current liabilities:
Accounts payable	$33,994	$31,577
Accrued expenses	40,831	66,818
Due to Microsoft	801	2,520
Deferred merchant bookings	80,326	52,965
Current portion of notes payable	45	—
Unearned revenue	1,545	1,574

Total current liabilities	157,542	155,454

Notes payable, net of current portion	1,303	—

Total liabilities	158,845	155,454

Commitments and contingencies (Note 13)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 120,000 shares authorized, 50,176 and 52,870 issued and outstanding	502	529
Preferred stock, $.01 par value, 10,000 shares authorized, none issued and outstanding	—	—
Additional paid-in-capital	437,903	448,998
Unearned stock-based compensation	(16,172)	(9,681)
Retained deficit	(191,418)	(190,946)
Accumulated other comprehensive income:
Cumulative currency translation adjustment	184	201

Total stockholders’ equity	230,999	249,101

Total liabilities and stockholders’ equity	$389,844	$404,555

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Net Contribution from Microsoft	Accumulated Deficit	Common Stock		Additional Paid-In Capital	Unearned Stock-Based Compensation	Retained Deficit	Cumulative Currency Translation Adjustment	Total
			Shares	Amount
Balance, June 30, 1998	$67,070	$(67,162)							$(92)
Net loss		(19,602)							(19,602)
Net contribution from owner	18,019								18,019

Balance, June 30, 1999	85,089	(86,764)							(1,675)
Net contribution from Microsoft	6,252								6,252
Conversion of Microsoft’s net investment and additional contributed assets to common stock and paid-in capital	(91,341)	91,714	33,000	$330	$3,376				4,079
Proceeds from issuance of common stock, net of issuance costs			5,980	60	76,586				76,646
Proceeds from exercise of options			576	6	1,590				1,596
Capitalization of unearned stock-based compensation					111,630	$(111,630)			—
Recognition of stock-based compensation						60,689			60,689
Forfeiture of stock-based compensation					(1,680)	1,680			—
Acquisition of Travelscape			2,654	26	96,305				96,331
Acquisition of VacationSpot			2,279	23	81,639				81,662
Net loss		(4,950)					$(113,365)		(118,315)
Other comprehensive income:
Currency translation adjustment								$231	231

Balance, June 30, 2000	—	—	44,489	445	369,446	(49,261)	(113,365)	231	207,496
Proceeds from issuance of common stock, and common stock warrants			3,851	38	62,496				62,534
Proceeds from exercise of options			1,836	19	7,867				7,886
Recognition of stock-based compensation						31,183			31,183
Forfeiture of stock-based compensation					(1,906)	1,906			—
Net loss							(78,053)		(78,053)
Other comprehensive income:
Currency translation adjustment								(47)	(47)

Balance, June 30, 2001	—	—	50,176	502	437,903	(16,172)	(191,418)	184	230,999
Proceeds from exercise of options			2,343	23	11,602				11,625
Proceeds from issuance of common stock			351	4	(4)				—
Recognition of stock-based compensation						5,988			5,988
Forfeiture of stock-based compensation					(503)	503			—
Net income							472		472
Other comprehensive income:									—
Currency translation adjustment								17	17

Balance, December 31, 2001	$—	$—	52,870	$529	$448,998	$(9,681)	$(190,946)	$201	$249,101

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended June 30,			Six-month period ended December 31, 2001
	1999	2000	2001
Operating activities:
Net income (loss)	$(19,602)	$(118,315)	$(78,053)	$472
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	778	2,816	6,686	6,393
Recognition of stock-based compensation		60,689	31,183	5,988
Amortization of goodwill and intangibles		17,863	62,026	19,809
USA merger related expense				7,691
Share of joint venture net loss				769
Cash provided (used) by changes in operating assets and liabilities, net of effects of purchases of Travelscape.com and VacationSpot.com:
Accounts receivable	2,089	(7,598)	(15,776)	12,067
Due to Microsoft		1,992	(1,591)	1,719
Prepaid merchant bookings		513	(28,819)	21,444
Prepaid expenses and other current assets	360	(5,085)	(6,541)	4,450
Accounts payable and accrued expenses	754	20,604	37,238	23,430
Deferred merchant bookings		(7,719)	65,902	(27,361)
Unearned revenue	(1,748)	3,306	(8,768)	29

Net cash (used) provided by operating activities	(17,369)	(30,934)	63,487	76,900

Investing activities:
Additions to property and equipment	(650)	(5,184)	(17,018)	(12,450)
Proceeds from sale of building, net of costs				1,388
Cash acquired from acquisition of Travelscape.com, net of acquisition costs		11,137	(903)
Cash acquired from acquisition of VacationSpot.com, net of acquisition costs		7,699	(272)
(Funding) return of restricted deposits, net		(3,720)	6,383	(12,228)

Net cash (used) provided by investing activities	(650)	9,932	(11,810)	(23,290)

Financing activities:
USA merger related expense				(7,691)
Repayment of notes payable		(7,132)	(559)	(1,348)
Net proceeds from issuance of common stock and
common stock warrants		76,646	62,534
Net proceeds from exercise of options		1,596	7,886	11,625
Net contribution from Microsoft	18,019	10,331

Net cash provided by financing activities	18,019	81,441	69,861	2,586

Effect of foreign exchange rates changes on cash and cash equivalents		231	(47)	17

Net increase in cash and cash equivalents	—	60,670	121,491	56,213
Cash and cash equivalents at beginning of period	—	—	60,670	182,161

Cash and cash equivalents at end of period	$—	$60,670	$182,161	$238,374

Supplemental disclosures to cash flow statements:
Cash paid for interest	$—	$111	$64	$28
Unearned stock-based compensation		111,630
Forfeiture of stock-based compensation		1,680	1,906	503
Acquisition of Travelscape.com		95,566
Acquisition of VacationSpot.com		81,662
Cost-based investments received			617
Cashless exercise of common stock warrants				4

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Expedia, Inc. (the Company or Expedia) was incorporated in the state of Washington on August 23, 1999. Prior to that, it operated as a separate business within Microsoft Corporation (Microsoft). It began selling travel services on its first website, Expedia.com, in October 1996. On October 1, 1999, Microsoft separated the Company’s assets and contributed them in exchange for 33,000,000 shares of Expedia common stock or 100% of the outstanding common stock at that date. Concurrent with this, the Company entered into a number of agreements with Microsoft to facilitate the operation of the Company and its assets after the separation.

On November 10, 1999, the Company completed an initial public offering in which it sold 5,980,000 shares of common stock at a price of $14.00 per share, raising $83.7 million in gross proceeds. After deducting $5.3 million in aggregate underwriters’ discounts and commissions and $1.8 million in related expenses, net proceeds from this offering totaled $76.6 million. On February 4, 2002, USA Networks, Inc. acquired a controlling interest in Expedia, including all of Microsoft’s shares. See Note 15.

The Company’s business is to sell travel services to customers around the world. This encompasses providing real-time access to schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show tickets, and theme park passes. The Company sells these travel services both individually and as components of dynamically assembled packaged travel vacations and trips. In addition, the Company provides content that provides travelers information about travel destinations, maps, and other travel details.

The Company sells these travel services primarily through its own websites. These websites are located at Expedia.com, Expedia.co.uk, Expedia.de, Expedia.ca, Expedia.it, Expedia.nl, VacationSpot.com and Rent-a-Holiday.com. The Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft’s online services network.

The Company also sells travel services through other websites and distribution channels. In July 2001, the Company began to sell suppliers’ inventory through WWTE, its private label online travel business. In September 2001, the Company entered into a joint venture with Societe Nationale des Chemins de Fer Francais (SNCF), a state-owned railways group in France. The joint venture operates a co-branded website at Voyages-SNCF.com, which offers the same travel services as the Expedia websites as well as railway tickets in Europe. The Company also enables customers to call into a toll free number in order to purchase travel products rather than purchasing from the Company’s websites.

On March 17, 2000, the Company acquired Travelscape.com, Inc. (“Travelscape”) and VacationSpot.com, Inc. (“VacationSpot”). Travelscape was an Internet travel wholesaler and packager with discounted rate contracts with hotel and travel suppliers worldwide. Hotel rooms, car rentals and travel services from those suppliers are offered on all of the Expedia-branded websites. The Company redirects traffic from the Travelscape.com™ and LVRS.com websites to the Expedia.com website. Travelscape also operates the WWTE business. VacationSpot is a reservation network for vacation homes, rental condominiums, inns and bed & breakfasts around the world. VacationSpot was subsequently merged into the Company. The VacationSpot.com and Rent-a-Holiday.com websites, acquired as part of the acquisition, offer unique properties in vacation destinations and countries worldwide and operate as independent websites. In addition, the majority of this inventory is also offered on all of the Expedia-branded websites and the private label websites.

The Company classifies revenues into three categories: agency, merchant, and advertising and other. Agency revenues are derived from travel related sales transactions where the Company receives commissions and fees from travel suppliers. Merchant revenues come from travel related sales transactions where the

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company both purchases from the supplier and sells to the customer the requested travel service. Merchant revenues are presented in the statement of operations at the net amount. In addition, the Company derives revenues from advertisements on its websites. The Company has also licensed components of its technology and editorial content to other companies. Both advertising and licensing revenues are categorized as “Advertising and Other” revenues in the Company’s consolidated statements of operations and comprehensive income.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with maturities of 90 days or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost. Property and equipment, consisting mainly of leasehold improvements, furniture and equipment and computer equipment, is depreciated using the straight-line method over the estimated useful life of the assets ranging from 1 to 5 years. During the six-month period ended December 31, 2001, the Company sold a building that was being depreciated using the straight-line method over 37 years.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Gains or losses from asset disposals are charged to operations.

Capitalized Software Costs

The Company capitalizes certain direct costs incurred developing internal use software. These costs are being amortized using the straight-line method over their estimated useful lives ranging from three to five years, beginning when the software is ready for use. The Company also capitalizes website development costs. These costs are being amortized using the straight-line method over a one year useful life, beginning with the release of the website enhancements to which these costs pertained.These amounts are included in property and equipment in the accompanying consolidated balance sheets.

Investments and Restricted Deposits

The Company has entered into agreements to extend letters of credit to certain hotel properties to secure payment for the potential purchase of blocks of hotel rooms. Refer to Note 7 for a discussion of the letter of credit arrangements. If the Company were to default on the payment of a block of rooms, the hotel would exercise the letter of credit. The Company has placed certificates of deposits and money market funds as security under these arrangements. In certain cases, in lieu of a letter of credit, the Company has directly deposited money with the hotels. Both the security deposits and the direct deposits with the hotels, amounting to $11.8 million as of December 31, 2001, are restricted and are included in investments and restricted deposits in the accompanying consolidated balance sheets.

During the year ended June 30, 2001, the Company received equity as compensation in a content and distribution agreement. The fair market value assigned to the equity received was $0.6 million. The investment is being accounted for on the cost basis.

In September 2001, the Company entered into a joint venture in which the Company has 47% ownership interest with SNCF. The investment in joint venture is accounted for under the equity method as the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies. Accordingly, the Company’s share of net losses from the joint venture is included in the accompanying consolidated statements of operations.

During the six-month period ended December 31, 2001, the Company contributed $0.6 million to the joint venture and per the shareholder agreement has committed to contribute an additional $0.6 million. The Company’s share of the joint venture’s loss for the six-month period ended December 31, 2000, was $0.8 million. As the joint venture’s loss is in excess of the carrying amount of the investment, the Company has reduced the carrying value of the investment at December 31, 2001, to zero and recorded a current liability of $0.2 million to reflect the additional funding commitment.

Intangible Assets and Goodwill

Both intangible assets and goodwill are stated at cost. On July 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. Intangible assets consist primarily of acquired developed technology, customer lists, trademarks and property manager relationships. As required under the standard, the Company continues to amortize intangibles assets with finite lives on a straight-line basis ranging from a two to four years and has ceased the amortization of goodwill upon the adoption of the standard.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation	of Long-Lived Assets

The carrying values of long-lived assets are reviewed on a regular basis to determine whether there has been any impairment of these assets and the appropriateness of their remaining useful lives. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date. The determination of whether an impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. Any resulting necessary impairment charge would be measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and cash equivalents, certificates of deposits, accounts receivable, accounts payable, and notes payable approximate fair value.

Derivatives

The Company applies SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value. The Company holds no significant financial derivatives, thus the application of the statement has no impact.

Certain Risks and Concentrations

The Company is potentially subject to a concentration of credit risk from its accounts receivable. The Company maintained an allowance for potential credit losses of $0.5 million and $1.4 million at June 30, 2001, and December 31, 2001, respectively.

The Company maintains a reserve against the use of fraudulent credit cards on its websites and customer service related chargebacks. The balance of the reserve was $2.6 million and $1.4 million at June 30, 2001, and December 31, 2001, respectively, and is included in accrued expenses in the consolidated balance sheet.

The Company’s business is subject to other risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, increasing brand recognition among consumers, dependence on relationships with travel suppliers, dependence on third-party technology, challenges to patents, new service introductions and other activities of competitors, dependence on key personnel and maintaining the integrity of the Company’s systems and infrastructure, exposure to risks associated with online commerce security and credit card fraud, international expansion, and limited operating history. The Company is subject to uncertainty caused by economic, political and transportation climates such as the September 11, 2001 terrorist activities which may impact future demand. Additionally, subsequent to the transaction with USA Networks, Inc. described in Note 15, Microsoft is able to compete with Expedia.

Revenue Recognition

Agency revenues are derived from airline ticket transactions, hotel, cruise and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. These revenues represent both airline paid ticketing fees and fees related to the sale of airline tickets. Airline ticketing fees are determined by individual airlines and billed and collected directly by airlines and through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, travel suppliers are not obligated to

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pay any specified ticketing fees rate for bookings made through the Company’s websites. Fees from the sale of airline tickets also include performance-based revenues from the Company’s global distribution partner and express fee revenues where the Company charges customers for processing and delivering a paper ticket via express mail if they choose not to have an electronic ticket or an electronic ticket is not available. In addition, certain contracts with suppliers contain override commission compensation typically related to achieving specific performance targets.

The Company recognizes agency revenues on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is not necessary because the Company receives a cancellation fee from the airlines which is at least equivalent to the commission on the cancelled reservation. The Company recognizes agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or a supplier or upon receipt of the commissions from an individual supplier. Override commissions are recognized each period based upon the projected and actual attainment of predetermined target sales levels. Where historical financial data is not available to project the target sales levels, the Company records the override commission upon receipt of the commission from the supplier.

Merchant revenues are derived from transactions where the Company is the merchant of record and determines the ticket price or room rate. The Company has agreements with hotels and airlines for blocks of rooms and airline seats that the Company sells. The Company does not have purchase obligations for unsold hotel rooms or airline tickets.

The Company applies Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal verses Net as an Agent, during the year ended June 30, 2001. Based on this consensus, all merchant transactions are recorded at the net amount. That is the amount charged to the customer less the amount paid to the supplier. Recognition of merchant revenue occurs on the date of the traveler’s flight or stay.

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

Software license revenue recognition policies are in compliance with American Institute of Certified Public Accountants (AICPA) SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions. The fixed portion of the fees from the licensing of software to airline and corporate customers is recognized ratably over the lives of the contracts. Transaction-based fees are recognized when the relevant transaction occurs.

Product Development

Product development costs consist primarily of payroll and related expenses for website and software maintenance, enhancements and development and are expensed as incurred unless it is a major enhancement

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which enhances the website functionality or software development project which is capitalized as internal use software.

Advertising Costs

The cost of advertising is expensed as incurred. For the years ended June 30, 1999, 2000 and 2001, and the six-month period ended December 31, 2001, the Company incurred advertising expense of $11.9 million, $38.1 million, $56.9 million and $19.2 million, respectively.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into US dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations and comprehensive income.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting under SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option and is recognized and expensed over the vesting period on an accelerated basis. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. For the years ended June 30, 1999, 2000, and 2001, and the six-month period ended December 31, 2001, there were insignificant differences, consisting solely of foreign currency translation adjustments, between the Company’s comprehensive income or loss and its net income or loss.

Net Income Per Share

Net income per share and pro forma net loss per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Net income per share is computed by dividing the net income for the period by the

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighted average number of common shares outstanding. During the years ended June 30, 2000 and 2001, common stock equivalent shares related to stock options, warrants and shares subject to repurchase are excluded from the calculation as their effect is anti-dilutive. Accordingly, basic and diluted loss per share are equivalent. During the six-month period ended December 31, 2001, common stock equivalent shares related to stock options, warrants and shares subject to repurchase are included in the calculation as their effect is dilutive. Prior to Expedia’s incorporation on October 1, 1999, pro forma net loss per share has also been computed in accordance with SAB No. 98 to reflect the pro forma effect of the Company’s capitalization. Under the provisions of SFAS No. 128 and SAB No. 98, basic pro forma net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding, using the pro forma effect of the conversion of the net contribution from owner as if the shares issued to capitalize the Company were outstanding over the entire period for which the pro forma net loss per share has been computed.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted net income (loss) per share and pro forma basic and diluted net loss per share is as follows (in thousands, except per share amount):

	Years ended June 30,			Six-month period ended December 31,
	1999	2000	2001	2001

Net income (loss)	$(19,602)	$(118,315)	$(78,053)	$472

Net income (loss) per common share:
Basic			$(1.65)	$0.01

Diluted			$(1.65)	$0.01

Pro forma basic and diluted	$(0.59)	$(3.11)

Weighted average number of shares outstanding:
Basic			47,210	51,171
Dilutive effect of:
Contingently issuable common stock				246
Options to purchase common stock				10,509
Warrants to purchase common stock				266

Diluted			47,210	62,192

Pro forma basic and diluted	33,000	38,044

Antidilutive securities not included in pro forma basic and diluted net loss per common share:
Contingently issuable common stock		1,272	918

Options to purchase common stock		3,238	8,249

Warrants to purchase common stock		74	44

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Boards (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for the Company on January 1, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or result of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of for sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for the Company’s

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial position or results of operations.

Segment Information

The Company reports segment information based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments. The Company also discloses information about products and services and geographical areas.

Change in Fiscal Year

In February 2002, the Company’s Board of Directors approved the change in fiscal year from June 30 to December 31. The unaudited financial information for the six-month period ended December 31, 2000, is as follows (in thousands, except per share amounts):

Six-month period ended December 31,
2000
(unaudited)

Revenues	$86,524

Gross profit	$53,498

Loss from operations	$(58,895)

Net loss	$(56,085)

Basic and diluted net loss per common share	$(1.21)

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

3.    Property and Equipment, Net

The costs of property and equipment consist of the following (in thousands):

	June 30, 2001	December 31, 2001
Land	$416	$—
Building	1,285
Furniture and equipment	4,437	5,462
Software	2,886	8,082
Website development	5,528	7,862
Computer equipment	9,102	12,549
Leasehold improvements	1,934	1,981

	25,588	35,936
Accumulated depreciation and amortization	(8,810)	(14,489)

Property and equipment, net	$16,778	$21,447

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Acquisitions

The Company acquired Travelscape on March 17, 2000, by issuing approximately 3.0 million shares, stock options and warrants of the Company in exchange for all outstanding shares, stock options and warrants of Travelscape. The total value of the shares, stock options and warrants exchanged was approximately $96 million. VacationSpot was also acquired on March 17, 2000, by issuing approximately 2.6 million shares and stock options of the Company in exchange for all of the outstanding shares and stock options of VacationSpot. The total value of the shares and stock options exchanged was approximately $82 million. Commencing March 18, 2000, the Company has included the results of operations of Travelscape and VacationSpot in its consolidated results of operations.

The Company has accounted for these transactions under the purchase method of accounting in accordance with the APB Opinion No. 16, Business Combinations. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The estimated fair values are final and the assessment of fair value was performed by an independent appraiser. Certain intangible assets have been identified and capitalized as part of these transactions.

The following table summarizes the purchase accounting for the acquisitions (in thousands):

	Travelscape	VacationSpot	Total
Current and long term assets	$21,459	$10,032	$31,491
Intangibles and goodwill	123,912	74,056	197,968
Liabilities assumed	(46,670)	(1,018)	(47,688)

Net assets acquired	98,701	83,070	181,771
Less: acquisition costs	(2,655)	(1,888)	(4,543)

Purchase price	$96,046	$81,182	$177,228

In connection with adopting SFAS No. 142, as of July 1, 2001, the Company reassessed the classification of identifiable intangible assets. The only change was the reclassification to goodwill of $4.1 million for the intangible asset “acquired workforce”.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the results of operations of the Company on a pro forma basis. These results are based on the individual historic results of the Company, Travelscape and VacationSpot, and reflect adjustments to give effect to the acquisitions as if they had occurred at the beginning of the earliest period presented (in thousands):

	Year ended June 30,
	1999	2000
	(unaudited)

Revenues	$39,238	$113,644

Gross profit	27,873	67,667

Operating expenses (excluding stock compensation charge and amortization of goodwill and intangibles)	64,400	129,867

Stock compensation charge and amortization of goodwill and intangibles	62,127	123,883

Other income (expense)	(1,154)	628

Net loss	$(99,808)	$(185,455)

Pro forma basic and diluted net loss per common share	$(2.72)	$(4.56)

Weighted average shares used to compute pro forma basic and diluted net loss per common share	36,756	40,645

5.    Intangible Assets and Goodwill, Net

On July 1, 2001, the Company adopted SFAS No. 142. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Impairment adjustments recognized, if any, generally are recognized as operating expenses. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. As required under the standard, the Company continues to amortize intangible assets with finite lives on a straight-line basis ranging from two to four years and has ceased the amortization prospectively on goodwill upon adoption of the standard.

The Company completed its initial and annual impairment assessment of goodwill, which is attributable to the Destinations segment, by comparing the fair value of the segment to its carrying value. Fair value was determined using a discounted cash flow methodology. This impairment test is required to be performed upon adoption of the SFAS No. 142 and at least annually thereafter. Based on the impairment test, none of the goodwill recorded was impaired as of December 31, 2001.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information for the acquired intangible assets is as follows:

	June 30, 2001	December 31, 2001
Amortized intangible assets
Supplier relationships	$26,200	$26,200
Trademarks and tradenames	20,300	20,300
Distribution agreements	24,900	24,900
Other	26,000	18,800

	97,400	90,200
Accumulated amortization	(54,102)	(70,820)

Intangible assets, net	$43,298	$19,380

In connection with adopting SFAS No. 142, the Company also reassessed the useful lives and the classification of identifiable intangible assets. The only change was the reclassification to goodwill of $4.1 million for the intangible asset “acquired workforce”. Amortization expense for acquired intangible assets for the six-month period ended December 31, 2001, was $19.8 million and annual estimated amortization for the acquired intangible assets for the next three years are as follows:

2002	$15,830
2003	3,221
2004	329

$19,380

The table below shows the effect on net loss and net loss per share had SFAS No. 142 been adopted in prior periods:

	Years Ended June 30,			Six-month period ended December 31,
	1999	2000	2001	2001
Reported net income (loss)	$(19,602)	$(118,315)	$(78,053)	$472
Amortization of goodwill		5,502	20,285
Amortization of workforce	—	690	2,400	—

Adjusted net income (loss)	$(19,602)	$(112,123)	$(55,368)	$472

Reported net income (loss) per share:
Basic and diluted			$(1.65)	$0.01
Pro forma basic and diluted	$(0.59)	$(3.11)

Amortization of goodwill		0.14	0.43
Amortization of workforce	—	0.02	0.05	—

Adjusted net income (loss) per share:
Basic and diluted			$(1.17)	$0.01

Pro forma basic and diluted	$(0.59)	$(2.95)

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Notes Payable

A summary of notes payable is as follows (in thousands, except monthly installment amounts).

June 30, 2001
First mortgage note payable in average monthly installments of $8,010, at an interest rate of prime plus 1.75% per annum (9.75% as of June 30, 2001), maturity date of June 30, 2017, secured by real property	$765
First mortgage note payable in average monthly installments of $4,722, at an interest rate of 6.85% per annum, maturity date of November 11, 2017, secured by real property	567
Second mortgage note payable in monthly installments of $321 at an interest rate of prime plus 1.75% per annum (9.75% as of June 30, 2001), maturity date of June 30, 2007, secured by real property	16

1,348
Less: current portion	(45)

$1,303

7.    Letters of Credit

In December 2000, the Company entered into a one year, $7.0 million letter of credit facility. This facility enabled the Company to terminate existing letters of credit that were fully secured with restricted certificates of deposit and secure them with a guarantee from Microsoft, thereby freeing up this cash. In December 2001, the Company renewed the $7.0 million letter of credit facility for another one-year term and entered into an additional $10.0 million revolving letter of credit facility. These new letter of credit facilities require full collateralization for issued letters of credit with restricted deposits since Microsoft released its guarantee. These restricted deposits are included in investments and restricted deposits in the accompanying consolidated balance sheets. As of June 30, 2001, and December 31, 2001, respectively, the Company had $5.2 million and $9.1 million of outstanding letters of credit drawn against these facilities. No claims have been made against any letters of credit at June 30, 2001, and December 31, 2001

8.    Income Taxes

Effective October 1, 1999, the Company entered into a tax-allocation agreement with Microsoft. On March 18, 2000, Microsoft’s investment in the Company fell below 80% ownership. As such, from March 18, 2000 onward, the Company must file a separate tax return. Based on the tax allocation agreement, the Company may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999, to March 17, 2000, that are utilized on the Microsoft consolidated U.S. federal tax return. As of December 31, 2001, the Company has received no such reimbursement from Microsoft. Reimbursements of approximately $2.5 million are expected to be received from Microsoft under this agreement when and if Microsoft utilizes the Company’s tax losses. Any reimbursement from Microsoft will be recorded as a capital contribution.

At December 31, 2001, the Company has a net operating loss carryforward of approximately $119 million for federal income tax purposes. The net operating loss carryforwards begin to expire in 2017. Of this amount, $5 million is the amount available to the Company from the period ended March 17, 2000. In addition, $31 million of the loss carryforward is from acquired companies, the utilization of which in each carryforward year may be limited by the Internal Revenue Code. Under the tax allocation agreement with Microsoft, the Company must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, the Company entered into an agreement with Microsoft setting forth the manner in which the Company will compensate Microsoft for these tax savings under the tax allocation agreement. Under this agreement, the Company generally will be required to indemnify Microsoft for the actual federal and state tax savings, up to $36 million, that the Company realizes as a result of the use of the compensation deductions, as and when the Company utilizes such tax savings. The Company has not utilized the tax savings as of December 31, 2001. Reimbursements to Microsoft will be recorded as a capital distribution.

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

The Company’s deferred tax assets and liabilities are comprised of the following (in thousands):

	June 30, 2001	December 31, 2001
Deferred tax assets:
Deferred merchant bookings	$12,457	$5,138
Other	642	2,355
Net operating loss	29,691	41,754

Total deferred tax assets	42,790	49,247

Deferred tax liabilities:
Prepaid expenses	10,761	1,400
Other	117	121

Total deferred tax liabilities	10,878	1,521

Total deferred tax net assets	31,912	47,726
Valuation allowance	(31,912)	(47,726)

Total	$—	$—

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	June 30, 2001	December 31, 2001
U. S. statutory rate	$(27,319)	$(165)
Recognition of stock-based compensation	(2,361)	(23,958)
Amortization of goodwill and intangibles	21,709	6,933
Change in valuation allowance	7,910	14,449
Other	61	2,741

Effective rate	$—	$—

9.    Related Party Transactions

As discussed in Note 2, prior to October 1, 1999, the financial statements of the Company reflect certain allocated corporate support costs from Microsoft. Such allocations and charges are based on a percentage of total

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Costs prior to October 1, 1999, representing allocations from Microsoft (in thousands):

	Year ended June 30,
	1999	2000
Cost of revenues	$2,147	$924
Product development	6,727	557
Sales and marketing	998	1,497
General and administrative	5,754	2,086

Net expense	$15,626	$5,064

Subsequent to October 1, 1999, the Company recorded revenues and incurred costs representing charges from the services agreement and other agreements with Microsoft, as discussed in Note 12 (in thousands):

	Year ended June 30,		Six-month period ended December 31,
	2000	2001	2001
Revenues	$131	$339	$—
Cost of revenues	(2,209)	(2,747)	(1,904)
Product development	(1,820)	(1,640)	(1,560)
Sales and marketing	(1,630)	(5,682)	(4,445)
General and administrative	(1,680)	(1,589)	(739)

Net expense	$(7,208)	$(11,319)	$(8,648)

On August 25, 2000, the Company issued 3,011,293 shares of common stock and warrants to purchase an additional 602,259 shares of the Company’s common stock to TCV IV, L.P. and TCV IV Strategic Partners, L.P. (collectively, TCV) in exchange for approximately $50.0 million in cash. As a result of the investment, the founding general partner of Technology Crossover Ventures and managing member of Technology Crossover Management IV, L.L.C. (which is the general partner of TCV), became a director of Expedia. On that same date, the Company issued 602,258 shares of common stock and warrants to purchase an additional 120,452 shares of the Company’s common stock to Microsoft in exchange for approximately $10.0 million in cash. In September 2001, TCV net exercised their 602,259 common stock warrants in a non-cash transaction and received 334,520 shares of common stock, representing the number of shares purchased based on the in-the-money value of the warrants.

10.    Employee Benefits

Employees participate in stock-based compensation and savings plans that are administered through the Company and involve options to acquire the Company’s stock. For the period prior to October 1, 1999,

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees participated in the Microsoft stock-based compensation and savings plans and involve options to acquire Microsoft stock. Accordingly, options and expense information presented herein represents only the Company’s plans.

Amended and Restated Employee Stock Purchase Plan

In October 1999, the Board of Directors of the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees. A total of 300,000 shares of common stock have been reserved for issuance under the Purchase Plan, which qualifies under Section 423 of the Internal Revenue Code. Under the plan, shares of the Company common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day or the last day of each six-month offering period. Employees may use up to 10% of their gross compensation during an offering period to purchase shares. The first offering period commenced on January 1, 2000. Through December 31, 2001, 239,000 shares have been issued under this plan. In January 2002, the Company issued 31,000 shares related to the offering period from July 1, 2001, to December 31, 2001.

401(k) Savings Plan

In October 1999, the Board of Directors of the Company adopted the 401(k) savings plan which qualifies under section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of pretax salary, but not more than statutory limits. The Company contributes 50 cents for each dollar a participant contributes, with a maximum contribution of 3% of a participant’s earnings. The plan offers various investment options, one of which had been the Company’s stock. In November 2001, the Company ceased providing the Company’s stock as an investment option.

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

For the years ended June 30, 2000 and 2001, and the six-month period ended December 31, 2001, the Company has expensed approximately $0.2 million, $0.8 million and $0.5 million of employer matching contributions to the 401(k) savings plan.

Stock Option Plans

In October 1999, the Board of Directors of the Company adopted the following stock plans:

1999 Amended and Restated Stock Option Plan (the “Stock Option Plan”).    At December 31, 2001, a total of approximately 29,902,000 shares of common stock has been reserved for issuance under the Stock Option Plan for grants to employees, officers and employee directors of non-statutory stock options.

1999 Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”).    A total of 135,000 shares of common stock has been reserved for issuance under the Directors’ Plan, which sets a maximum of 10,000 shares for which options may be granted to any one non-employee director in any year, except that 15,000 shares may be granted in the year in which the director is first elected.

The Stock Option Plan and Directors’ Plan provide non-qualified stock options to directors, officers and employees. The option exercise price is generally the fair market value at the date of grant. Options

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted under the Stock Option Plan generally vest over four and one-half years and expire seven years from the date of grant. Options granted under the Directors’ Plan generally vest over one year and expire 10 years from date of grant.

Microsoft Option Conversions.    On the completion of the initial public offering of the Company, unvested options to purchase Microsoft common stock held by the Company’s employees were cancelled and new options to acquire the Company’s common stock were issued. The new options had terms, vesting schedules, and in-the-money value comparable to the cancelled options. These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The non-cash charge of $111.6 million is being amortized over the vesting period of the new options, ranging from one month to 54 months under the accelerated method. The unearned stock-based compensation will be fully amortized by December 2004. The total of 29,902,000 shares of common stock reserved under the Stock Option Plan includes the issuance of 13,668,525 options to replace the cancelled unvested Microsoft options.

In November 2001, the Board of Directors of the Company approved the Expedia, Inc. 2001 Stock Plan (the “2001 Stock Plan”) and in February 2002, the shareholders of the Company approved the 2001 Stock Plan. The 2001 Stock Plan provides non-qualified stock options to directors, officers and employees. The option exercise price is generally the fair market value at the date of grant. Options granted under the 2001 Stock Plan generally vest over four years. A total of 6,800,000 shares of common stock have been reserved for issuance under the 2001 Stock Plan. Commencing February 2002, the Company will no longer be issuing stock options under the Stock Option Plan but rather through the 2001 Stock Plan. During the six-month period ended December 31, 2001, no stock options were issued under the 2001 Stock Plan.

Outstanding options to purchase common stock of the Company held by the Company’s employees were as follows:

	Number outstanding	Weighted average exercise price
Balance, June 30, 1999	—	$—
Granted	2,115,557	16.94
Transfers in from Microsoft	13,668,525	5.83
Exercised	(577,794)	2.77
Cancelled	(396,592)	9.43

Balance, June 30, 2000	14,809,696	7.36
Granted	3,589,050	14.74
Exercised	(1,835,731)	4.30
Cancelled	(651,827)	13.45

Balance, June 30, 2001	15,911,188	9.12
Granted	1,820,811	43.01
Exercised	(2,315,867)	4.92
Cancelled	(533,625)	18.19

Balance, December 31, 2001	14,882,507	13.64

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options outstanding at December 31, 2001			Options exercisable at December 31, 2001
Range of exercise prices	Number outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)	Number outstanding	Weighted average exercise price
$ 0.01–$ 1.50	3,334	$0.01	5.20	3,334	$0.01
$ 1.51–$ 2.26	2,265,557	2.15	3.20	1,534,244	2.14
$ 2.27–$ 3.40	57,280	2.59	1.50	57,280	2.59
$ 3.41–$ 5.12	2,894,516	4.90	4.10	1,848,718	4.88
$ 5.13–$ 7.70	321,088	6.58	3.30	158,804	6.48
$ 7.71–$11.57	2,803,230	9.38	4.50	918,371	8.49
$11.58–$17.37	3,958,370	14.71	5.10	840,952	14.16
$17.38–$26.06	642,510	22.80	5.90	118,719	23.35
$26.07–$39.08	356,381	32.16	7.90	15,268	29.36
$39.09–$54.51	1,580,241	44.93	9.20	13,511	47.16

$ 0.01–$54.51	14,882,507	$13.64	5.00	5,509,201	$6.72

	Year ended June 30,		Six-month period ended December 31, 2001
	2000	2001
Weighted average exercise price of options granted with exercise price less than the fair value of the stock on the date of grant	$5.83	$—	$—

Weighted average exercise price of options granted with exercise prices equal to the fair value of the stock on the date of grant	$16.94	$14.74	$43.01

Weighted average fair value per share with exercise price less than fair value of the stock on the date of grant	$10.19	$—	$—

Weighted average fair value per share with exercise price equal to the fair value of the stock on the date of grant	$5.25	$10.23	$29.70

At December 31, 2001, approximately 15,019,000 shares and 45,000 shares remain reserved and available for grant under the Stock Option Plan and Director’s Plan, respectively.

Under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes valuation model and compensation cost is recognized ratably over the vesting period. Had compensation cost for the Company’s stock option plan been determined based on the Black-Scholes value at the grant dates for awards as prescribed under SFAS No. 123, the pro forma net loss for the years ended June 30, 2000 and 2001, and the six-month period ended December 31, 2001, would have been approximately $131.4 million, $98.5 million and $14.7 million and the pro forma basic and diluted net loss per share would have been approximately $3.45 per share, $2.09 per share and $0.29 per share, respectively.

The Company calculated the fair value of each option grant at the date of grant using the Black-Scholes pricing model assuming an expected life of five years, risk-free interest rate ranging from 3.91% to 4.93%, expected volatility of 85%, and a dividend rate of 0%.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Warrants to Purchase Common Stock

The Company exchanged warrants with Travelscape as part of the Travelscape acquisition (see Note 4) and the Company issued warrants to TCV and Microsoft in August 2000 (see Note 9). Outstanding warrants to purchase shares of common stock at December 31, 2001, are as follows:

Year of expiration	Exercise price	Shares
8/25/2005	$16.60	120,452
6/1/2009	$25.71	6,613
12/12/2009	$44.79	62,240

		189,305

In September 2001, TCV net exercised 602,259 warrants and received 334,520 shares of common stock in exchange.

12.    Microsoft Agreements

In June 2001, the Company signed an amended and restated carriage and cross promotion agreement with Microsoft. Under this agreement, Microsoft’s domestic and international MSN websites promote co-branded versions of the Expedia websites that include the logos of both the Company and MSN in the U.S., the U.K., Germany and Canada. These co-branded websites are the preferred travel transaction services offered on MSN, except in international markets where Expedia does not have a presence. Under the agreement, the parties also agreed to certain restrictions regarding the promotion of competitors on MSN.com and on the MSN Expedia co-branded travel websites accessed via MSN.com. The Company pays Microsoft placement fees for location on MSN website, and performance fees under this agreement. These fees are calculated in accordance with the terms of the agreement and, in certain cases, a letter agreement entered into between the parties in July 2001.

The Company entered into an amended and restated services agreement with Microsoft on October 1, 1999, whereby Microsoft provided the Company with certain administrative and operational services. This agreement was subsequently amended and restated effective January 1, 2001 and further amended as of July 1, 2001. The Company has entered into a second amended and restated services agreement, dated December 21, 2001, in connection with the USA transaction. The second amended and restated services agreement will extend through September 30, 2002, although Microsoft may elect in limited circumstances to terminate certain services if Microsoft determines, in good faith after consultation with USA and Expedia, that it is inappropriate for Microsoft to provide such services to an unaffiliated third party.

Under the second amended and restated services agreement, Microsoft will continue to provide the Company with specified administrative and operational services. In return, the Company will pay Microsoft fees based on the total direct and indirect costs incurred by Microsoft in providing these services to the Company. The Company has been developing and will continue to develop its own resources in these administrative and operational areas and will migrate away from Microsoft systems and infrastructure

In August 2001, in connection with the USA transactions, the Company and Microsoft entered into a hosting services agreement under which Microsoft provides the Company with internet service provider services for the Expedia websites. Microsoft previously provided these services to the Company under the amended and restated services agreement. The hosting services agreement has a four-year term. The Company pays Microsoft for the hosting services on a cost basis.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 1, 1999, the Company and Microsoft entered into a license agreement under which Microsoft provides the Company with rights to intellectual property used in its business. Microsoft assigned to the Company the trademarks and domain names associated with the name “Expedia.” In addition, Microsoft assigned to the Company copyrights for software relating to online travel services. The Company licenses the right to use some of Microsoft’s retail products and other technology under the license agreement. All of the licenses relating to Expedia-specific software content and data and patents are royalty-free, irrevocable and perpetual. Upon completion of the USA transaction, the license agreement was terminated, however, the perpetual licenses remain.

On September 25, 2001, the Company and Microsoft entered into the following agreements that provide the Company with worldwide rights to use some of Microsoft’s retail products: Microsoft Business Agreement; Microsoft Enterprise Agreement; Microsoft Enterprise Enrollment Agreement; Microsoft Select Agreement; and Microsoft Select Enrollment Agreement. These agreements replace some of the licenses in the license agreement dated October 1, 1999.

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

13.    Commitments and Contingencies

The Company has multi-year agreements with certain travel service providers that make available the services accessed through the Company’s website. Under these agreements, the Company pays monthly service fees to the service providers based on the volume of activity. The Company expenses these amounts as the services are provided. None of the transactions involves any payment or discount to the customer.

Between June 5 and July 26, 2001, four class action complaints, alleging violations of Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934, were filed in the Southern District of New York against the Company, certain of its officers and directors and certain underwriters of the Company’s initial public offering (IPO). The complaint alleges that the Company’s prospectus was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of the Company in the aftermarket in return for an allocation of shares in the IPO. Plaintiffs contend that as a result of those omissions from the prospectus, the price of the Company’s stock was artificially inflated between November 9, 1999, and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased stock during that period. On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPO’s of those issuers. The

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidation was for purposes of pretrial motions and discovery only. The Company intends to defend this matter vigorously and does not believe it will have a significant impact on the consolidated financial statements.

In addition to the matter discussed above, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of all such matters will not have a material impact to the Company’s financial position, results of operations or cash flows.

Operating Leases

The Company has entered into leasing arrangements relating to equipment leases and office spaces in Bellevue, Washington, Las Vegas, Nevada, Washington, D.C., Fort Lauderdale, Florida, London, United Kingdom, Brussels, Belgium, Paris, France and Toronto, Canada which are classified as operating leases. Future minimum lease payments on non-cancelable operating leases are as follows at December 31, 2001, (in thousands):

	Property Leases	Equipment Leases	Total Operating Leases
2002	$5,130	$176	$5,306
2003	5,097	178	5,275
2004	4,851	119	4,970
2005	2,139	104	2,243
2006	1,292	106	1,398
Thereafter	253	—	253

	$18,762	$683	$19,445

Rent expense was $0, $0.8 million, $3.5 million and $2.6 million for the years ended June 30, 1999, 2000 and 2001, and the six-month period ended December 31, 2001, respectively.

14.    Segment Information

The Company has five reportable segments: Transportation, Destinations, Advertising, International and Corporate. The Transportation segment serves primarily as an agent for U.S.-originated airline tickets and car rentals. The Destinations segment generates most of its revenues from U.S.-originated hotel bookings where the Company acts as merchant of record. The Advertising segment sells advertisements on the domestic websites. The International segment generates most of its revenues as agency revenues from airline tickets, car rentals and hotel bookings on its websites in the United Kingdom, Germany, France, Belgium, Italy, the Netherlands and Canada. The Corporate segment generates revenues from the licensing of technology and generates expenses consisting of the amortization of goodwill and intangibles, recognition of stock-based compensation and certain corporate headquarters costs.

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The segment information is as follows (in thousands):

	Transportation	Destinations	Advertising	International	Corporate	Total
For the year ended June 30, 2001:
Revenues	$113,196	$67,580	$11,089	$9,827	$20,528	$222,220

Depreciation and amortization	$790	$2,719	$191	$606	$64,406	$68,712

Income (loss) from operations	$13,978	$8,350	$4,143	$(17,901)	$(91,214)	$(82,644)

For the six-month period ended December 31, 2001:
Revenues	$84,398	$58,682	$6,320	$8,594	$3,246	$161,240

Depreciation and amortization	$1,002	$1,408	$188	$465	$23,139	$26,202

Income (loss) from operations	$22,139	$20,269	$1,665	$(4,172)	$(33,512)	$6,389

These segments were developed by management for the first time for the quarter ended September 30, 2000. As such, prior to that quarter, the Company’s financial reporting systems reflected one segment. As a result, no comparative segment information is provided for the year ended June 30, 2000, as it is impracticable to do so.

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

15.    Subsequent Events

Merger transaction with USA Networks, Inc.

On February 4, 2002, the Company’s shareholders approved the merger transaction in which USA Networks, Inc. (“USA”) acquired a controlling interest in the Company through a merger of one of its subsidiaries with and into the Company (USA transaction). Immediately prior to the USA transaction, the Company recapitalized its common shares to create a new class of common shares, Class B common shares, par value $.01 per share, which are entitled to 15 votes per share, provided that no Expedia shareholder or group of shareholders can generally hold more than 94.9% of the Company’s total outstanding voting power. Under the terms of the transaction agreements governing the USA transaction, each of the Company’s shareholders had the option, with respect to each common share it owned, to elect to either (1) retain its Expedia share and in addition receive warrants to acquire additional Expedia shares or (2) exchange its Expedia share for a package of USA securities consisting of USA common stock, USA cumulative convertible redeemable preferred stock and warrants to acquire USA common stock.

Pursuant to the terms of the transaction, Microsoft, which beneficially owned approximately 66% of the Company’s common stock prior to the merger, elected to exchange all of its Expedia common stock for USA

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities. As a result, upon closing of the USA transaction, Microsoft no longer holds any Expedia securities. Expedia shareholders who elected not to receive USA securities in the transaction retained their Expedia shares and received 0.1920 of a new Expedia warrant for each Expedia share held. In addition, certain optionholders were also issued warrants. Each warrant entitles the holder to purchase one share of Expedia common stock for $52 through February 4, 2009. In addition, the warrants issued to optionholders are subject to the same vesting schedule as the options in respect of which the warrants were issued and are non-transferable and non-exercisable until April 25, 2002. The Company issued approximately 6,350,000 warrants to holders of its common shares and stock options. The Expedia warrants trade on Nasdaq under the symbol “EXPEW”.

In connection with the merger, all of the shares of the merger subsidiary, which were all held by USA, were converted into a number of shares of Expedia Class B common stock equal to the number of Expedia common shares that were exchanged for the package of USA securities. As a result, USA owns all of the outstanding shares of Expedia Class B common stock (approximately 34,500,000 shares), representing 64.2% of the Company’s then outstanding shares, and 94.9% of the voting interest in Expedia. Since USA acquired less than 95% voting interest in Expedia, the Company will account for this as a recapitalization. Accordingly, the purchase price paid by USA to acquire the Company’s common shares will not have an impact on the consolidated financial statements of the Company. As of the closing date, the remaining Expedia common shares are held by public shareholders.

Due to its controlling interest in Expedia, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of the Company’s shareholders, except where a separate vote of the holders of common shares is required by Washington law. In addition, USA also controls Expedia’s board of directors, which, immediately after the closing of the merger transaction, was expanded from seven to thirteen board members. The new Expedia Board consists of seven USA appointees and includes three independent board members.

In connection with the USA transaction, the Company received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after consummation of the merger, on the various media outlets related to USA. The use of this asset will be accounted for as sales and marketing expense to the Company and a capital contribution by USA to Expedia. In addition, the Company received a two-year option to purchase a one-third interest in a new television channel to be developed by USA. The exercise price of the option will equal one-third of USA’s cost, plus interest, up to the date of exercise. There will be no accounting recognition of the option until the option is exercised, if ever. Finally, USA will make a capital contribution of $20 million within six months of the completion of the merger in lieu of offering Expedia a two-year option to acquire from USA all of the outstanding equity of National Leisure Group, Inc.

USA Networks, Inc. Private Placement

On February 20, 2002, the Company issued 936,815 common shares to USA for approximately $47 million in cash. The proceeds from this sale were used by the Company in connection with the Classic Custom Vacations transaction to purchase the approximately $47 million outstanding debt of Classic Vacation Group, Inc., as discussed below. As a result of the issuance, USA owns 64.6% of the Company’s outstanding shares, and its voting percentage remains at 94.9%.

Classic Custom Vacations Acquisition

On March 9, 2002, the Company acquired substantially all of the assets of Classic Custom Vacations (CCV), a subsidiary of Classic Vacation Group, Inc. (CVG), a publicly traded corporation, for an aggregate

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price of approximately $48 million, plus the assumption of approximately $30 million in net liabilities. In connection with the asset acquisition, in February 2002 the Company first purchased the outstanding debt of CVG for approximately $47 million in cash, using the proceeds from the sale of 936,815 shares of common stock to USA. On March 9, 2002, the Company then purchased the assets of CCV for approximately $1 million in cash, plus the cancellation of the outstanding CVG debt.

Classic Custom Vacations provided luxury vacation packages to Mexico, North America, Europe and the Caribbean through a network of travel agents and travel agencies. The Company intends to continue selling vacations through traditional travel agents through its newly created subsidiary, Classic Custom Vacations, Inc. (Classic). The Company expects to help build Classic’s business by providing financial stability as well as technological resources to assist Classic and its travel agent network to access hotel room and airline seat inventory and create vacation packages for its customers.

EXPEDIA, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Six-month period ended December 31, 2001:
Allowance for doubtful accounts	$513	$922	$200	$(223)	$1,412
Credit card chargeback reserve	2,585	467	—	(1,691)	1,361

Year ended June 30, 2001:
Allowance for doubtful accounts	$100	$1,060		$(647)	$513
Credit card chargeback reserve	4,585	1,586	—	(3,586)	2,585

Year ended June 30, 2000:
Allowance for doubtful accounts	$100	$—	$—	$—	$100
Credit card chargeback reserve	—	6,946	—	(2,361)	4,585

Year ended June 30, 1999:
Allowance for doubtful accounts	$100	$—	$—	$—	$100
Credit card chargeback reserve	—	—	—	—	—

10-K EXHIBIT INDEX
Exhibit Number	Document Description

2.1
Amended and Restated Agreement and Plan of Recapitalization and Merger by and among Expedia, Inc., Taipei, Inc., USA Networks, Inc., Microsoft Corporation and Microsoft E-Holdings, Inc., dated as of July 15, 2001.*

2.2	Asset Purchase Agreement by and among Expedia, Inc., Classic Custom Vacations and Classic Vacation Group, Inc., dated as of January 22, 2002.**

2.3	Note Purchase Agreement by and among Expedia, Inc., Classic Vacation Group, Inc., CVG Investment LLC and GV Investment LLC, dated as of January 22, 2002.**

3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of Common Stock Certificate.***

4.2	Form of Class B Common Stock Certificate.*

4.3	Form of Shareholder Equity Warrant (included in Exhibit 4.4).

4.4	Form of Shareholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.*

4.5	Form of Optionholder Equity Warrant (included in Exhibit 4.6).

4.6	Form of Optionholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.****

10.1	Hosting Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of August 14, 2001.#

10.2	Amended and Restated Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of December 21, 2001.

10.3	Agreement to Assign Patent Applications and Royalty Sharing Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 6, 2001.*

10.4	Amended and Restated Map Server License Agreement between Expedia, Inc. and Microsoft Corporation, effective August 15, 2001.#

10.5	Amended and Restated MSN/Expedia Carriage and Cross Promotion Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 29, 2001.#†

10.5.1	Side Letter between Expedia, Inc. and Microsoft Corporation, dated as of July 27, 2001.#†

10.6	Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999.***

10.6.1	Agreement re. Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 9, 2001.*

10.7	CRS Marketing, Services and Development Agreement between Microsoft Corporation and Worldspan, L.P., dated December 15, 1995 and amended as of January 1, 1997, July 1, 1998 and April 1, 1999.***†

10.7.1	Amendment No. 4 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of July 13, 2001.#†

10.7.2	Amendment No. 5 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of October 22, 2001.††

10.7.3	Amendment No. 6 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of January 1, 2002.††

10.8	Amended and Restated Development Agreement between Expedia, Inc. and Worldspan, L.P., dated as of June 25, 2001.#†

10.9	Service Agreement between Microsoft Corporation and World Travel Partners, L.P., dated as of October 9, 1996 and amended as of April 1, 1999.***†

Exhibit Number	Document Description

10.9.1	Amendment No. 2 to Microsoft Corporation/World Travel Partners Service Agreement, effective July 1, 2000.# #†

10.9.2	Amendment No. 3 to Microsoft Corporation/World Travel Partners Service Agreement, effective March 1, 2002.††

10.10	Expedia, Inc. 1999 Amended and Restated Stock Option Plan.###

10.11	Expedia, Inc. 1999 Amended and Restated Employee Stock Purchase Plan.#

10.12	Expedia, Inc. 1999 Directors’ Stock Option Plan.***

10.13	Expedia, Inc. 2001 Stock Plan.

10.14	Employment Agreement between Expedia, Inc. and Richard N. Barton, dated as of February 7, 2002.

10.15	Employment Agreement between Expedia, Inc. and Gregory S. Stanger, dated as of February 7, 2002.

10.16
Form of Employment Agreement between Expedia, Inc. and each of David Beitel, Byron Bishop, Erik Blachford, Mark Britton, Michael Day, Kathleen Dellplain, Dhiren Fonseca, Lloyd Frink, Allyson Henry, Robert Hohman, and Howard Mendelsohn, each dated as of February 4, 2002.

10.17	Common Stock Purchase Agreement between Expedia, Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P., dated as of June 25, 2000.####

10.18	Common Stock Purchase Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 25, 2000.####

10.19	Travelscape Office Lease and assignment thereto dated as of August 1, 2000.##

10.20	Form of Registration Rights Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 4, 2002.*

10.21	Terms of NLG Call Option between Expedia, Inc. and USA Networks, Inc.*

10.22	Terms of Travel Channel Option between Expedia, Inc. and USA Networks, Inc.*

10.23	Terms of Media Arrangements in USA Media, LLC between Expedia, Inc. and USA Networks, Inc.*

10.24	Stock Purchase Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 20, 2002.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

*	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-4 filed November 9, 2001 and incorporated herein by reference.
**	Previously filed as an exhibit to Expedia’s Schedule 13D filed February 12, 2002 and incorporated herein by reference.
***	Previously filed as an exhibit to Expedia’s Form S-1 filed September 23, 1999 and incorporated herein by reference.
****	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-3 filed December 4, 2001 and incorporated herein by reference.
#	Previously filed as an exhibit to Expedia’s Form 10-K filed August 22, 2001 and incorporated herein by reference.
##	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2000 and incorporated herein by reference.
###	Previously filed as an exhibit to Expedia’s post-effective Amendment No. 1 to Form S-8 filed November 9, 2001 and incorporated herein by reference.
####	Previously filed as an exhibit to Expedia’s Form 8-K filed September 15, 2001 and incorporated herein by reference.
†	Confidential treatment granted for portions of this agreement pursuant to Rule 406 of the Securities Act or Rule 24(b)(2) of the Exchange Act.
††	Confidential treatment requested for portions of this agreement pursuant to Rule 24(b)(2) of the Exchange Act.