Form 10-Q
period 2002-03-31
EXPEDIA INC
filed 2002-05-15
CIK 1095357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission File Number 0-27429

EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1996083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13810 SE Eastgate Way, Ste. 400 Bellevue, WA (Address of Principal Executive Office)	98005 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (425) 564-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

The number of shares outstanding of the registrant’s stock as of March 31, 2002 was approximately 55,618,000 consisting of 21,111,000 of common stock and 34,507,000 of Class B common stock.

EXPEDIA, INC.

FORM 10-Q

For the Quarter Ended March 31, 2002

PART I.     FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2001	2002
Agency revenues	$33,349	$51,741
Merchant revenues	14,294	57,650
Advertising and other revenues	9,579	6,615

Revenues	57,222	116,006

Cost of agency revenues (excluding recognition of stock-based compensation of $145 and $24 for the three months ended March 31, 2001 and 2002)	14,220	19,503
Cost of merchant revenues (excluding recognition of stock-based compensation, of $91 and $25 for the three months ended March 31, 2001 and 2002)	3,079	14,793
Cost of advertising and other revenues (excluding recognition of stock-based compensation of $28 and $4 for the three months ended March 31, 2001 and 2002)	786	848

Cost of revenues	18,085	35,144

Gross profit	39,137	80,862

Operating expenses:
Product development (excluding recognition of stock-based compensation of $4,112 and $1,562 for the three months ended March 31, 2001 and 2002)	6,289	8,727
Sales and marketing (excluding recognition of stock-based compensation of $488 and $96 for the three months ended March 31, 2001 and 2002)	24,783	34,836
General and administrative (exluding recognition of stock-based compensation of $1,613 and $826 for the three months ended March 31, 2001 and 2002)	5,240	8,241
Amortization of goodwill	4,788
Amortization of intangibles	10,744	8,768
Recognition of stock-based compensation	6,477	2,537

Total operating expenses	58,321	63,109

Income (loss) from operations	(19,184)	17,753
Net interest income and other	1,567	2,683
Share of joint venture net loss		(247)
USA merger related expense		(9,860)

Income (loss) before provision for income taxes	(17,617)	10,329
Provision for income taxes		(4,614)

Net income (loss)	$(17,617)	$5,715

Net income (loss) per common share:
Basic	$(0.37)	$0.11

Diluted	$(0.37)	$0.09

Weighted average number of shares outstanding:
Basic	47,791	54,279

Diluted	47,791	61,424

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2001	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$238,374	$365,431
Accounts receivable, net of allowance of $1,412 and $1,844	17,649	38,187
Prepaid merchant bookings	8,726	22,884
Prepaid expenses and other current assets	7,192	11,309

Total current assets	271,941	437,811

Property and equipment, net	21,447	25,089
Investments and restricted deposits	12,897	17,445
Deferred tax assets		9,300
Intangible assets, net	19,380	48,512
Goodwill, net	78,890	108,401

Total assets	$404,555	$646,558

LIABILITIES
Current liabilities:
Accounts payable	$34,097	$50,723
Accrued expenses	66,818	118,500
Deferred merchant bookings	52,965	152,840
Current portion of notes payable		566
Unearned revenue	1,574	2,092

Total current liabilities	155,454	324,721

Notes payable, net of current portion		272

Total liabilities	155,454	324,993

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 120,000 and 600,000 shares authorized, 52,870 and 21,111 issued and outstanding	529	211
Class B common stock, $.01 par value, 0 and 150,000 shares authorized, 0 and 34,507 issued and outstanding		345
Preferred stock, $.01 par value, 10,000 and 20,000 shares authorized, none issued and outstanding
Stockholder warrants		77,869
Additional paid-in-capital	448,998	435,729
Contribution from parent		75,000
Contribution receivable from parent		(73,512)
Unearned stock-based compensation	(9,681)	(9,041)
Retained deficit	(190,946)	(185,231)
Accumulated other comprehensive income:
Cumulative currency translation adjustment	201	195

Total stockholders’ equity	249,101	321,565

Total liabilities and stockholders’ equity	$404,555	$646,558

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Common Stock		Class B Common Stock		Stockholder Warrants	Additional Paid-In Capital	Contribution by Parent	Contribution Receivable from Parent	Unearned Stock-Based Compensation	Retained Deficit	Cumulative Currency Translation Adjustment	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2001	52,870	$529				$448,998			$(9,681)	$(190,946)	$201	$249,101
Comprehensive income:
Net income										5,715		5,715
Currency translation adjustment											(6)	(6)

Total comprehensive income:												$5,709
Contribution by USAI							$75,000	$(75,000)
Recognition of non-cash marketing expense								1,488				1,488
Proceeds from exercise of options	1,661	17				11,585						11,602
Proceeds from issuance of common stock	1,052	10				48,077						48,087
Recapitalization of common stock to Class B common stock	(34,507)	(345)	34,507	$345
Issuance of warrants to stockholders					$77,869	(77,869)
Recognition of deferred tax asset						3,041						3,041
Issuance of restricted stock	35					1,908			(1,908)
Recognition of stock-based compensation									2,537			2,537
Forfeiture of stock-based compensation						(11)			11

Balance, March 31, 2002	21,111	$211	34,507	$345	$77,869	$435,729	$75,000	$(73,512)	$(9,041)	$(185,231)	$195	$321,565

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2001	2002
Operating activities:
Net income (loss)	$(17,617)	$5,715
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,714	4,003
Recognition of stock-based compensation	6,477	2,537
Amortization of goodwill and intangibles	15,532	8,768
USA merger-related expense		9,860
Contributed USA marketing		1,488
Deferred tax provision		4,614
Share of joint venture net loss		247
Cash provided (used) by changes in operating assets and liabilities, net of effects of purchases of Classic Custom Vacations:
Accounts receivable	(6,546)	(6,513)
Prepaid merchant bookings	(5,403)	(5,330)
Prepaid expenses and other current assets	(898)	(1,911)
Accounts payable and accrued expenses	14,602	41,560
Deferred merchant bookings	29,341	54,290
Unearned revenue	612	518

Net cash provided by operating activities	37,814	119,846

Investing activities:
Additions to property and equipment	(6,426)	(5,033)
Cash used in acquisition of Classic Custom Vacations, net of cash acquired		(35,326)
Cash acquired from acquisition of Travelscape.com, net of acquisition costs	509
(Funding) return of restricted deposits, net	331	(2,245)

Net cash used by investing activities	(5,586)	(42,604)

Financing activities:
USA merger related expense		(9,860)
Repayment of notes payable	(373)	(8)
Net proceeds from issuance of common stock	718	48,087
Net proceeds from exercise of options	853	11,602

Net cash provided by financing activities	1,198	49,821

Effect of foreign exchange rates changes on cash and cash equivalents	70	(6)

Net increase in cash and cash equivalents	33,496	127,057
Cash and cash equivalents at beginning of period	118,250	238,374

Cash and cash equivalents at end of period	$151,746	$365,431

Supplemental disclosures to cash flow statements:
Cash paid for interest	$226	$1
Unearned stock-based compensation		1,908
Forfeiture of stock-based compensation	1,129	11
Contribution from parent		75,000
Classic Custom Vacations acquisition		48,611
Warrants issued to stockholders		77,869

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Business Description

Expedia, Inc. (the “Company” or “Expedia”) was incorporated in the state of Washington on August 23, 1999. Prior to that, it operated as a separate business within Microsoft Corporation (“Microsoft”). It began selling travel services on its first website, Expedia.com®, in October 1996. On October 1, 1999, Microsoft separated the Company’s assets and contributed them in exchange for 33,000,000 shares of Expedia common stock or 100% of the outstanding common stock at that date. Concurrent with this, the Company entered into a number of agreements with Microsoft to facilitate the operation of the Company and its assets after the separation.

On November 10, 1999, the Company completed an initial public offering in which it sold 5,890,000 shares of common stock at a price of $14.00 per share, raising $83.7 million in gross proceeds. After deducting $5.3 million in aggregate underwriters’ discounts and commissions and $1.8 million in related expenses, net proceeds from this offering totaled $76.6 million. On February 4, 2002, USA Interactive (formerly USA Networks, Inc.) (“USA”) acquired a controlling interest in Expedia, including all of Microsoft’s shares. See Note 3.

The Company’s business model is to sell travel services to customers around the world. This encompasses providing real-time access to schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details.

The Company sells these travel services primarily through its own websites. These websites are located at Expedia.com, Expedia.co.uk, Expedia.de, Expedia.ca™, Expedia.it, Expedia.nl, VacationSpot.com™ and Rent-a-Holiday.com. The Company also sells travel services through other websites and distribution channels. The Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft’s online services network.

In July 2001, the Company began to sell suppliers’ inventory through WWTE, its private label travel business. In September 2001, the Company entered into a joint venture with Societe Nationale des Chemins de Fer Francais (“SNCF”), a state-owned railways group in France. The joint venture operates a co-branded website at Voyages-SNCF.com, which offers the same travel services as the Expedia websites as well as railway tickets in Europe. The Company also sells travel services to customers through a toll-free telephone number designed to assist customers with complex packages.

On March 17, 2000, the Company acquired Travelscape.com, Inc. (“Travelscape®”) and VacationSpot.com, Inc. (“VacationSpot”). Travelscape® was an Internet travel wholesaler and packager with discounted rate contracts with hotel and travel suppliers worldwide. The Company redirects traffic from the Travelscape.com™ and LVRS.com websites to the Expedia.com website. Travelscape currently operates the WWTE business. The hotel rooms, car rentals and travel services from the Travelscape suppliers are offered on all of the Expedia-branded websites and private label websites. VacationSpot was a reservation network for vacation homes, rental condominiums, inns and bed & breakfasts around the world. VacationSpot.com, Inc. was subsequently merged into the Company. The Company continues to operate the VacationSpot.com™ and Rent-a-Holiday.com websites, which offer unique properties in vacation destinations and countries worldwide. In addition, the majority of this inventory is also offered through all of the Company’s distribution channels, including the Expedia-branded websites and the private label websites.

On March 9, 2002, the Company acquired substantially all of the assets of Classic Custom Vacations (“CCV”). The Classic business offers customized vacation packages to Hawaii, Mexico, North America, Europe and the Caribbean through a network of travel agents and travel agencies.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

2.     Basis of Presentation

The accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, cash flows and changes in stockholder’s equity, are unaudited and in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the U.S. Preparing financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year. Readers of the condensed consolidated financial statements should read the information included in this Form 10-Q in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes included in the Company’s transition report on Form 10-K for the six-month period ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

3.     Merger Transaction with USA Interactive

On February 4, 2002, the Company’s shareholders approved the merger transaction in which USA acquired a controlling interest in the Company through a merger of one of its subsidiaries with and into the Company (the “USA transaction”). Immediately prior to the USA transaction, the Company recapitalized its common shares to create a new class of common shares, Class B common shares, par value $.01 per share. The Class B common shares are generally entitled to 15 votes per share; however no Expedia shareholder or group of shareholders can hold more than 94.9% of the Company’s total outstanding voting power. Under the terms of the transaction agreements governing the USA transaction, each of the Company’s shareholders had the option, with respect to each common share it owned, to elect to either (1) retain its Expedia share and in addition receive warrants to acquire additional Expedia shares, or (2) exchange its Expedia share for a package of USA securities consisting of USA common stock, USA cumulative convertible redeemable preferred stock and warrants to acquire USA common stock.

Pursuant to the terms of the USA transaction, Microsoft, which beneficially owned approximately 66% of the Company’s common stock prior to the merger, elected to exchange all of its Expedia common stock for USA securities. As a result, upon closing of the USA transaction, Microsoft no longer holds any Expedia securities. Expedia shareholders who elected not to receive USA securities in the USA transaction retained their Expedia shares and received 0.1920 of a new Expedia warrant for each Expedia share held. In addition, certain optionholders were also issued warrants. Each warrant entitles the holder to purchase one share of Expedia common stock for $52 through February 4, 2009. In addition, the warrants issued to optionholders are subject to the same vesting schedule as the options in respect of which the warrants were issued and were non-transferable and non-exercisable until April 25, 2002. The Company issued approximately 6,350,000 warrants to holders of its common shares and stock options. The Expedia warrants trade on Nasdaq under the symbol “EXPEW”. Of these warrants, 3.7 million were issued to common stockholders; the valuation of these warrants is at market value as of the date of the grant and was recorded in the Statement of Changes in Stockholders Equity.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the merger, all of the shares of the merger subsidiary, which were all held by USA, were converted into a number of shares of Expedia Class B common stock equal to the number of Expedia common shares that were exchanged for the package of USA securities. As a result, USA owns all of the outstanding shares of Expedia Class B common stock (approximately 34,507,000 shares), representing 64.2% of the Company’s then outstanding shares, and 94.9% of the voting interest in Expedia. Since USA acquired less than 95% voting interest in Expedia, the Company accounted for this as a recapitalization. Accordingly, the purchase price paid by USA to acquire the Company’s common shares had no impact on the consolidated financial statements of the Company. As of the closing date of the USA transaction, the remaining Expedia common shares are held by public shareholders.

Due to its controlling interest in Expedia, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of the Company’s shareholders, except where a separate vote of the holders of common shares is required by Washington law. In addition, USA also controls Expedia’s board of directors, which, immediately after the closing of the USA transaction, was expanded from seven to thirteen board members. The new Expedia Board includes seven USA appointees and three independent board members.

In connection with the USA transaction, the Company received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after consummation of the merger, on the various media outlets related to USA. This $75 million amount was recorded as a “contribution receivable from parent” within the Statement of Changes in Stockholders’ Equity. The use of this asset is accounted for as sales and marketing expense as discussed in Note 9. In addition, the Company received a two-year option to purchase a one-third interest in a new television channel to be developed by USA. The exercise price of the option will equal one-third of USA’s cost, plus interest up to the date of exercise. There will be no accounting recognition of the option until the option is exercised, if ever. Finally, USA will make a capital contribution of $20 million within six months of the completion of the merger in lieu of offering Expedia a two-year option to acquire from USA all of the outstanding equity of National Leisure Group, Inc. The Company will record a capital contribution upon receipt.

4.     Classic Custom Vacations Acquisition

On March 9, 2002, the Company acquired substantially all of the assets of CCV, a wholly-owned subsidiary of Classic Vacation Group, Inc. (“CVG”), a publicly traded corporation, for an aggregate purchase price of approximately $48 million, plus the assumption of approximately $30 million in net liabilities. In connection with the asset acquisition, in February 2002, the Company first purchased the outstanding debt of CVG for approximately $47 million in cash, using the proceeds from the sale of 936,815 shares of common stock to USA. On March 9, 2002, the Company then purchased the assets of CCV for approximately $1 million in cash, plus the cancellation of the outstanding CVG debt.

The Company expects to help build the Classic business by providing financial stability as well as technological resources to assist the Classic business and its travel agent network to access hotel room and airline seat inventory and create vacation packages for its customers.

The Company has accounted for these transactions under the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company is in the process of evaluating the fair value of CCV’s assets acquired and liabilities assumed in order to make a final allocation of the excess purchase price, including allocation to intangibles other than goodwill. Accordingly, the purchase accounting information is preliminary and has been made solely for the purpose of developing such unaudited pro forma combined condensed financial information. The Company expects to complete the allocation of the purchase price relating to the CCV transaction in 2002.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the preliminary purchase accounting for the acquisition (in thousands):

Current assets	$46,827
Property and equipment, net	2,612
Other assets	271
Goodwill and intangible assets	78,284

Total assets acquired	127,994

Current liabilities	78,607
Long term debt	280

Total liabilities assumed	78,887

Net assets acquired	49,107
Less: acquisition costs	496

Purchase price	$48,611

The Company has not completed the purchase price allocation due to the timing of the closing of the CCV acquisition during the quarter. The Company anticipates that the goodwill, which will be tax deductible, will be recorded as part of the Destinations segment. For purposes of preparing the interim financial statements for the three months ended March 31, 2002, the Company has included $27.8 million as the estimated identifiable intangible assets acquired. This estimate will be adjusted subsequently upon completion of the purchase price allocation.

The following table presents the results of operations of the Company on a pro forma basis. These results are based on the individual historic results of the Company and CCV and reflect adjustments to give effect to the acquisition as if they had occurred at the beginning of the earliest period presented (in thousands):

	Three Months Ended March 31,
	2001	2002
Revenues	$76,322	$131,863
Cost of revenues	31,380	46,997

Gross profit	44,942	84,866
Operating expenses	64,424	67,435

Income (loss) from operations	(19,482)	17,431
Other income and expense	1,947	(7,125)

Income (loss) before provision for income taxes	(17,535)	10,306
Provision for income taxes	—	(4,638)

Net income (loss)	$(17,535)	$5,668

Net income (loss) per common share:
Basic	$(0.36)	$0.10

Diluted	$(0.36)	$0.09

Weighted average number of shares outstanding:
Basic	48,728	54,810

Diluted	48,728	61,955

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company completed its initial impairment assessment of goodwill, which is attributable to the Destinations segment, by comparing the fair value of the segment to its carrying value. Fair value was determined using a discounted cash flow methodology. This impairment test is required to be performed upon adoption of the SFAS No. 142 and at least annually thereafter. Based on the initial impairment test performed as of December 31, 2001, none of the goodwill recorded was impaired.

Financial information for the acquired intangible assets, excluding the intangible assets acquired as part of the CCV acquisition, is as follows:

	December 31, 2001	March 31, 2002
Amortized intangible assets	$90,200	$90,200
Accumulated amortization	(70,820)	(79,588)

Amortized intangible asset, net	$19,380	$10,612

In connection with adopting SFAS No. 142, the Company also reassessed the useful lives and the classification of identifiable intangible assets. The only change was the reclassification to goodwill of $4.1 million for the intangible asset “acquired workforce”. Amortization expense for acquired intangible assets, excluding the intangible assets acquired as part of the CCV acquisition, for the three-month period ended March 31, 2002, was $8.8 million and the estimated amortization for the remaining nine-month period ended December 31, 2002, is $7.1 million.

The annual estimated amortization expense for the acquired intangible assets for the next two years, excluding the intangible assets acquired as part of the CCV acquisition, is as follows (in thousands):

2003	3,221
2004	329

The changes in the carrying amount of goodwill excluding the goodwill acquired as a part of the CCV acquisition, for the three months ended March 31, 2002 are as follows (in thousands):

Balance, December 31, 2001	$78,890
Tax Benefit utilization of Travelscape and VacationSpot net operating losses	(10,873)

Balance, March 31, 2002 (excluding Classic)	$68,017

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below shows the effect on pro forma net loss and net loss per share had SFAS No. 142 been adopted in the prior period (in thousands, except per share amounts):

Three Months Ended March 31, 2001
Reported net loss	$(17,617)
Amortization of goodwill	4,788
Amortization of workforce	600

Adjusted net loss	$(12,229)

Reported net loss per basic and diluted share	$(0.37)
Amortization of goodwill	0.10
Amortization of workforce	0.01

Adjusted net loss per basic and diluted share	$(0.26)

6.    Recent Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 established a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of for sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier applications encouraged. The adoption of SFAS No. 144 did not have a material effect on the Company’s financial position or results of operations.

7.    Income Tax

Effective October 1, 1999, the Company entered into a tax allocation agreement with Microsoft. On March 18, 2000, Microsoft’s investment in the Company fell below 80 percent ownership and as a result, the Company began filing separate tax returns. Based on the tax allocation agreement, the Company may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999 to March 17, 2000, that are utilized on the Microsoft consolidated U.S. federal tax return. Reimbursements of approximately $2.5 million are expected to be received from Microsoft under this agreement if and when Microsoft utilizes the Company’s tax losses. As of March 31, 2002, the Company has received no such reimbursement from Microsoft. Any reimbursement from Microsoft will be recorded as a capital contribution.

Under the tax allocation agreement, the Company must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options. In November 2001, the Company entered into an agreement with Microsoft setting forth the manner in which the Company will compensate Microsoft for these tax savings.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Under the November 2001 agreement, the Company generally will be required to indemnify Microsoft for the actual federal and state tax savings, up to approximately $36 million that the Company realizes as a result of the use of certain compensation deductions, if and when the Company utilizes such tax savings. As of March 31, 2002, the Company has not utilized the tax savings. Any compensation to Microsoft as a result of utilized tax savings will be recorded as a capital distribution.

At March 31, 2002, the Company has a net operating loss carryforward of approximately $183 million for federal income tax purposes. The net operating loss carryforwards begin to expire in 2017. Approximately $31 million of the loss carryforward is from acquired companies, the utilization of which, in each carryforward year, may be limited by the Internal Revenue Code.

The Company has utilized all of its net operating loss carryforwards that had been generated through operations. The remaining net operating loss carryforwards at March 31, 2002 will be recorded as a reduction in federal income tax for tax reporting purposes, but will not be used to reduce federal tax expense for financial reporting purposes. In the future, for financial reporting purposes, the benefit of the remaining net operating loss carryforwards from acquired net operating losses and stock option deductions will be recorded as an increase to equity when realized.

Until December 31, 2001, the Company had provided a full valuation allowance against deferred tax assets. Based upon available evidence, which included a review of historical operating performance and projected income for the quarter ending June 30, 2002, the Company determined that certain of these deferred tax assets will, more likely than not, be realized and, therefore, reduced the valuation allowance related to those deferred tax assets. The valuation allowance was reduced by approximately $9 million.

8.    Net Income Per Share

Net income per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding. During the three months ended March 31, 2001, common stock equivalent shares related to stock options, warrants and shares subject to repurchase are excluded from the calculation as their effect is anti-dilutive. Accordingly, basic and diluted loss per share amounts are equivalent.

9.    Related Party Transactions

Upon closing of the USA transaction on February 4, 2002, Microsoft no longer holds any Expedia securities. Revenues and incurred costs representing charges from the services agreement and other agreements with Microsoft, for the three months ended March 31, 2001 and 2002, as discussed in Note 10, are as follows (in thousands):

	Three Months Ended March 31,
	2001	2002
Revenues	$475	$282
Cost of revenues	(764)	(939)
Product development	(415)	(919)
Sales and marketing	(1,154)	(2,660)
General and administrative	(399)	(352)

Net expense	$(2,257)	$(4,588)

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the USA transaction discussed in Note 3, the Company received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years starting February 4, 2002, on the various media outlets related to USA. The value of the media time is determined based on discounted media time rate cards for USA’s best customers. During the three months ended March 31, 2002, the Company has incurred and expensed $1.5 million of this marketing and promotion time as sales and marketing expense.

10.    Microsoft Agreements

In June 2001, the Company signed an amended and restated carriage and cross-promotion agreement with Microsoft. Under this agreement, Microsoft’s domestic and international MSN websites promote co-branded versions of the Expedia websites that include the logos of both the Company and MSN in the U.S., the U.K., Germany, Canada and France. These co-branded websites are the preferred travel transaction services offered on MSN, except in international markets where Expedia does not have a presence. Under the agreement, the parties also agreed to certain restrictions regarding the promotion of competitors on MSN.com and on the MSN Expedia co-branded travel websites accessed via MSN.com. The Company pays Microsoft placement fees for location on the MSN website, and performance fees under this agreement. These fees are calculated in accordance with the terms of the agreement and, in certain cases, a letter agreement entered into between the parties in July 2001.

The Company entered into an amended and restated services agreement with Microsoft on October 1, 1999, whereby Microsoft provided the Company with certain administrative and operational services. This agreement was subsequently amended and restated effective January 1, 2001, and further amended as of July 1, 2001. The Company has entered into a second amended and restated services agreement, dated December 21, 2001, in connection with the USA transaction. The second amended and restated services agreement will extend through September 30, 2002, although Microsoft may elect to terminate certain services in limited circumstances if Microsoft determines, in good faith after consultation with USA and Expedia, that it is inappropriate for Microsoft to provide such services to an unaffiliated third party.

Under the second amended and restated services agreement, Microsoft will continue to provide the Company with specified administrative and operational services. In return, the Company will pay Microsoft fees based on the total direct and indirect costs incurred by Microsoft in providing these services to the Company. The Company has been developing and will continue to develop its own resources in these administrative and operational areas and will migrate away from Microsoft systems and infrastructure.

In August 2001, in connection with the USA transaction, the Company and Microsoft entered into a hosting services agreement under which Microsoft provides the Company with internet service provider services for the Expedia websites. Microsoft previously provided these services to the Company under the amended and restated services agreement. The hosting services agreement has a four-year term. The Company pays Microsoft for the hosting services on a cost basis.

On October 1, 1999, the Company and Microsoft entered into a license agreement under which Microsoft provides the Company with rights to intellectual property used in its business. Microsoft assigned to the Company the trademarks and domain names associated with the name “Expedia.” In addition, Microsoft assigned to the Company copyrights for software relating to online travel services. The Company licenses the right to use some of Microsoft’s retail products and other technology under the license agreement. All of the licenses relating to Expedia-specific software content and data and patents are royalty-free, irrevocable and perpetual. Upon completion of the USA transaction, the license agreement was terminated; however, the perpetual licenses remain.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In August 2001, the Company signed an amended and restated map server license agreement with Microsoft. Under this agreement, Microsoft will develop, maintain, host and serve maps to the Expedia websites. The maps will be customized for the Company’s websites and will include both the Company’s logo and Microsoft’s MapPoint.Net logo. The Company will pay route transaction fees, location lookup transaction fees and map transaction fees to Microsoft. This agreement was effective as of December 2000 and runs through August 2005.

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

Between June 5 and July 26, 2001, four class action complaints, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, were filed in the Southern District of New York against the Company, certain of its officers and directors and certain underwriters of the Company’s initial public offering (“IPO”). The complaint alleges that the Company’s prospectus was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of the Company in the aftermarket in return for an allocation of shares in the IPO. Plaintiffs contend that, as a result of those omissions from the prospectus, the price of the Company’s stock was artificially inflated between November 9, 1999 and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased stock during that period. On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. Plaintiffs filed an amended complaint on April 20, 2002, asserting essentially the same claims as the original complaints. The Company intends to defend this matter vigorously.

In addition to the matter discussed above, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of all such matters will not have a material impact to the Company’s financial position, results of operations or cash flows.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12.    Segment Information

The Company has five reportable segments: Transportation, Destinations, Advertising, International and Corporate. The Transportation segment serves primarily as an agent for U.S.-originated airline tickets and car rentals. The Destinations segment generates most of its revenues from U.S.-originated hotel bookings where the Company acts as merchant of record. The Advertising segment sells advertisements on the domestic websites. The International segment generates most of its revenues as agency revenues from airline tickets, car rentals and hotel bookings on its websites in the U.K., Germany, Belgium, Italy, the Netherlands, France and Canada. The Corporate segment generates revenues from the licensing of technology and generates expenses consisting of the amortization of goodwill and intangibles, recognition of stock-based compensation and certain corporate headquarters costs.

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

The segment information for the quarters ended March 31, 2001 and 2002, are as follows (in thousands):

	Transportation	Destinations	Advertising	International	Corporate	Total
For the quarter ended March 31, 2001:
Revenues	$30,176	$15,794	$2,391	$2,768	$6,093	$57,222

Depreciation and amortization	$419	$459	$64	$77	$16,227	$17,246

Income (loss) from operations	$3,899	$2,275	$451	$(5,590)	$(20,219)	$(19,184)

For the quarter ended March 31, 2002:
Revenues	$50,595	$52,297	$3,517	$7,850	$1,747	$116,006

Depreciation and amortization	$586	$951	$66	$302	$10,866	$12,771

Income (loss) from operations	$12,835	$21,425	$480	$(1,607)	$(15,380)	$17,753

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

The Company has allocated revenues from external customers to geographic areas by selling location. The Transportation, Destinations and Advertising segments derive revenues from the Company’s U.S. websites. The International segment derives revenues from the Company’s international websites. All revenues from the Classic business are included in the Destinations segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under “Factors That May Impact Future Results of Operations”.

Overview

Agency revenues are derived from airline ticket transactions, hotel, cruise and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. These revenues represent both airline-paid ticketing fees and fees related to the sale of airline tickets. Airline-paid commissions are determined by individual airlines and billed and collected directly by airlines and through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, absent a contractual arrangement with us, travel suppliers are not obligated to pay any specified ticketing fees rate for bookings made through Expedia. Fees from the sale of airline tickets also include performance-based revenues from our global distribution partner and express fee revenues where we charge customers for processing and delivering a paper ticket via express mail if they choose not to have an electronic tickets or an electronic ticket is not available. In addition, certain contracts with suppliers contain override commissions compensation typically related to achieving specific performance targets.

We recognize agency revenues on air transactions when the reservation is made and secured by a credit card. We do not recognize a cancellation allowance on these revenues because we receive a cancellation fee from the airlines, which is at least as much as our commission on the cancelled reservation. We recognize agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or an individual supplier or on receipt of the commissions. Override commissions are recognized each period based upon our projected and actual attainment of predetermined target sales levels. Where historical financial data is not available to project the target sales levels, we record the override commission upon receipt of the commission from the supplier.

Recently airlines and other travel suppliers have cut or eliminated commission levels to travel agents. To partially offset the elimination of commissions to travel agents, we have entered into agreements with certain suppliers where we will continue to act as an agent for the supplier and will receive compensation.

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

Beginning with the acquisition of Travelscape in March 2000, we have significantly expanded our merchant business. In June 2000, we introduced the Expedia® Special Rate (ESR) hotel product. ESRs represent special negotiated rates with hotels worldwide. In December 2000, we introduced the Expedia® Vacation Packages, which enable customers to customize their trips by selecting their itinerary, airline and hotel of choice for one package price. An Expedia Vacation Package often consists of a combination of agency and merchant revenues. In March 2001, we introduced the Expedia® Bargain Fares (EBF). EBFs represent special negotiated rates with airlines worldwide. Our website displays the EBF date and price up front but we do not disclose the airline or flight times until after the purchase. In September 2001, we introduced rental cars and other destination product and services such as sightseeing tours, cancellation waivers and theme park passes as part of Expedia® Vacation Packages.

We also sell travel services through other websites and distribution channels. In July 2001, we formed WWTE, a private label travel business that supplies Expedia services and inventory to certain third parties. When a customer books travel through a WWTE partner, we collect the revenue and pay the third party a transaction fee for each sale generated through that third party. We also provide a toll free number so that our customers, including certain WWTE customers, can call to purchase travel products rather than purchasing online.

In March 2002, we acquired substantially all of the assets of Classic Custom Vacations (CCV), a provider of customized vacation packages to Hawaii, Mexico, North America, Europe and the Caribbean. The Classic business offers travel packages through a network of travel agents and travel agencies. Revenues from the Classic business are recorded as merchant revenues.

We derive revenues from the sales of advertisements on our websites and listing revenues from our VacationSpot and Rent-a-Holiday websites. We generally recognize advertising and listing revenues ratably over the advertising period, depending on the terms of the advertising contract. Fees from the licensing of software are another source of revenues. The fixed portion of these license fees are recognized ratably over the lives of the contracts. Transaction-based fees are recognized when the relevant transactions occur.

We launched our website in Canada (Expedia.ca) in October 1997, in the U.K. (Expedia.uk) in November 1998, in Germany (Expedia.de) in June 1999, and in the Netherlands (Expedia.nl) and Italy (Expedia.it) in September 2001. Rent-a-Holiday.com, based in Belgium, was acquired as part of the VacationSpot acquisition in March 2000. In September 2001, the Company entered into a joint venture with Societe Nationale des Chemins de Fer Francais (SNCF), the leading state-owned railways group in France. In November 2001, the joint venture began operating a co-branded website at Voyages-SNCF.com. As a result of increased transaction activity from these websites and websites to be launched for other geographic markets we may enter, we expect international revenues to continue to increase.

The costs of agency revenues consist of fees paid to our fulfillment vendors for issuing airline tickets and related customer services, reserves and related payments to the airlines for tickets purchased with fraudulent credit cards, fees paid to our global distribution partner for use of their computer reservation and information services system and allocated and direct internal costs for the operation of our data center and call center. The costs of merchant revenues consist of credit card merchant fees and allocated and direct internal costs for the operation of our data center and the internal and direct costs of operating the call centers. The costs of advertising and other revenues consist mainly of costs related to the employees who are responsible for obtaining and placing banner and other advertisements on our websites.

Our direct product development expenses consist primarily of compensation for personnel, and development and maintenance of our websites, including enhancements to and maintenance of the websites. Our direct sales and marketing expenses consist of advertising, distribution and public relations expenses as well as personnel-related costs. Our distribution activities relate to associate marketing agreements with various internet websites such as MSN.com and Amazon.com. Our direct general and administrative expenses consist primarily of compensation for personnel to support functions such as finance, legal and human resources.

We divide our business into five reportable segments: Transportation, Destinations, Advertising, International and Corporate. Segment reporting involves significant allocations of various expenses to our non-Corporate segments. These allocations are primarily based on transaction volumes and other metrics. The amortization of intangibles and recognition of stock-based compensation are retained in the Corporate segment.

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

Our business is partially dependent on the health and growth of the travel industry. Travel is highly sensitive to traveler safety concerns. The terrorist attacks of September 11, 2001 resulted in the immediate cancellation of a significant number of our existing travel bookings and a short-term decrease in new travel bookings through Expedia. The long-term effects of these attacks could include, among other things, a protracted decrease in demand for air travel due to fears regarding additional acts of terrorism, military responses to acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. These effects, depending on their scope and duration, which we cannot predict at this time, together with any future terrorist attacks, could significantly impact our long-term results of operations or financial condition.

In February 2002, our Board of Directors approved a change in our fiscal year end from June 30 to December 31.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues.

	Three Months Ended March 31,
	2001	2002
Statement of Operations Data:
Agency revenues	58%	44%
Merchant revenues	25%	50%
Advertising and other revenues	17%	6%

Revenues	100%	100%

Cost of agency revenues	26%	16%
Cost of merchant revenues	5%	13%
Cost of advertising and other revenues	1%	1%

Cost of revenues	32%	30%

Gross profit	68%	70%

Operating expenses:
Product development	11%	8%
Sales and marketing	43%	30%
General and administrative	9%	7%
Amortization of goodwill	8%	0%
Amortization of intangibles	20%	8%
Recognition of stock-based compensation	11%	2%

Total operating expenses	102%	55%

Income (loss) from operations	(34)%	15%
Net interest income and other	3%	2%
Share of joint venture net loss	0%	0%
USA merger related expense	0%	(8)%

Income (loss) before provision for income taxes	(31)%	9%
Provision for income taxes	0%	(4)%

Net income (loss)	(31)%	5%

Revenues

	Three Months Ended March 31,		%
	2001	2002	Change
	($ in thousands)
Agency revenues	$33,349	$51,741	55%
Merchant revenues	14,294	57,650	303%
Advertising and other revenues	9,579	6,615	(31)%

Revenues	$57,222	$116,006	103%

Total revenues reflect strong increases as internet commerce, especially travel sales, continues to gain acceptance and our customer base continues to grow substantially. During the quarters ended March 31, 2001 and 2002, the average number of monthly unique visitors, according to Media Metrix, was 7.0 million and 11.2 million, respectively. The dollar value of the gross travel bookings made by our customers during the quarters ended March 31, 2001 and 2002, was $0.7 billion and $1.1 billion, respectively. Revenues grew faster than gross bookings due to the shift in mix towards merchant revenue, from which we generate greater revenue per booking.

The growth in agency revenues has been aided by the initiation of our express ticket delivery service in the quarter ended December 31, 2000. We earn express fee revenues for this service when we charge customers for processing and delivering a paper airline ticket via express delivery if they choose not to have an electronic ticket or an electronic ticket is not available. These fees were increased in November 2001 from $10.95 to $11.95 per transaction and in March 2002 from $11.95 to $13.49 per transaction. In addition, we earn override commissions from airlines and car rental companies. Override commissions represent additional incentive compensation typically related to achieving specific performance targets. As our sales volumes have increased, our override commissions have increased as well.

Recently, certain airlines and car rental agencies have cut or eliminated commission levels to travel agents. To partially offset the elimination of commissions to travel agents, we have entered into agreements with certain suppliers where we will continue to act as an agent for the supplier and will receive compensation.

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

The ESR hotel business has also grown substantially as we continue to add new available supply both domestically and internationally. ESR bookings now represent a majority of all hotel gross bookings. Merchant revenues have also increased significantly as a result of the March 2001 introduction of EBF. In September 2001, we introduced other destination product and services such as sightseeing tours, cancellation waivers and theme park passes as part of the vacation packages products. Revenues from the Classic business for 22 days of the quarter ended March 31, 2002 since the acquisition of CCV, were $5.6 million.

Advertising and other revenue for the quarter ended March 31, 2002, declined compared with the same period in 2001. An increase in advertising revenue was offset by a decline in license revenue. This is due to the Continental Airlines and American Express license agreements ending on June 30, 2001. We expect the decline in license revenue to continue as our agreement with Northwest Airlines will end in 2002.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		%
	2001	2002	Change
	($ in thousands)
Cost of agency revenues	$14,220	$19,503	37%
Cost of merchant revenues	3,079	14,793	380%
Cost of advertising and other revenues	786	848	8%

Cost of revenues	$18,085	$35,144	94%

% of revenues	32%	30%
Gross profit	39,137	80,862	107%

% of revenues	68%	70%

The large increase in cost of revenues correlates to the large increase in the number of transactions processed by Expedia. Transaction volumes increased from 1.8 million in the quarter ended March 31, 2001, to 3.0 million in the quarter ended March 31, 2002, a 71% increase. As a result, the associated cost of agency and merchant revenues related to processing these transactions increased significantly.

The cost of agency revenues have also increased as a result of the introduction of our express mailing service and the recording of the related ongoing costs of providing this service beginning in the quarter ended December 31, 2000. Partially offsetting the increase in agency costs were decreased expenses related to fraudulent and lost tickets.

The overall cost of merchant revenues has increased significantly as a result of the introduction our Expedia Vacation Packages business in December 2000 and our EBF business during the March 2001 quarter. The Expedia Vacation Packages product consists of a combination of agency and merchant cost of revenues. The costs paid to suppliers for merchant rooms and airline tickets are netted against revenues. The cost of merchant revenues consists of allocated and direct costs for the operation of our data center, call center and credit card merchant fees. In addition to the cost of merchant revenues listed above, the Classic business includes the commissions paid to travel agents as part of the cost of merchant revenues.

The cost of advertising and other revenues has increased for the quarter ended March 31, 2001 and 2002. This corresponds to the increase in advertising revenue, as the decline in license-related revenue has a minimal impact on cost.

The increase in gross profit percentage from 68% to 70% from the quarter ended March 31, 2001, to the same period for 2002 is due to two primary factors: increased transaction volumes, which have generated economies of scale; and the growth in our merchant business, which yields a higher gross profit per transaction compared with the agency business. In future quarters, we expect our gross profit percentage to decrease as the gross margin for the Classic business is significantly less due to the inclusion of commissions paid to travel agents as a cost of merchant revenues.

Product Development

	Three Months Ended March 31,		%
	2001	2002	Change
	($ in thousands)
Product development	$6,289	$8,727	39%

% of revenues	11%	8%

The increase in product development expenses is primarily due to an increased number of personnel involved in the ongoing development and enhancement of our websites and supporting infrastructure and systems. Additionally, there was a significant increase in payroll taxes related to the exercising of employee stock options. The increase in product and development expense is partially offset by the capitalization of website development and internally developed software costs which exceeded the related amortization of these costs. During the quarter ended March 31, 2001 and 2002, the amount of these costs that were capitalized totaled $1.4 million and $1.9 million, respectively while we recorded related amortization expense of $0.5 million and $1.6 million respectively. Excluding the impact of this capitalization and amortization, development expenses would have increased 26% in the three months ended March 31, 2002, as compared with the same period in 2001.

Sales and Marketing

	Three Months Ended March 31,		%
	2001	2002	Change
	($ in thousands)
Sales and marketing	$24,783	$34,836	41%

% of revenues	43%	30%

The increase in sales and marketing expenses is primarily attributable to increased promotional and distribution activities intended to bring additional customers to our websites. Our promotional activities range from radio to magazine and other paper media advertising, and also include domestic and international television ads. Our distribution activities relate to associate marketing agreements with various internet websites such as MSN.com, Amazon.com and our WWTE partners. On February 4, 2002, in connection with the USA transaction, we received the right to advertising, marketing and promotion on the various media outlets related to USA time valued at $15 million for each of the five years after consummation of the merger. During the quarter ended March 31, 2002, we have expensed $1.5 million of this marketing time as sales and marketing expense.

Although sales and marketing costs increased, the significantly larger revenues resulted in a large decrease in sales and marketing costs as a percentage of revenues. Beginning with the quarter ended September 30, 2001, we began redirecting visitors from the Travelscape.com and LVRS.com websites to the Expedia.com website. This has enabled our domestic brand awareness advertising to be focused on the Expedia.com website which, in turn, has enabled us to gain greater marketing efficiencies in the quarter ended March 31, 2002 over the same quarter in 2001.

General and Administrative

	Three Months Ended March 31,		%
	2001	2002	Change
	($ in thousands)
General and administrative	$5,240	$8,241	57%

% of revenues	9%	7%

General and administrative costs increased in absolute terms but decreased as a percentage of revenues. The increased growth and greater complexity in our business has required additional support and overhead. We have also continued to hire employees to perform certain functions that were not previously necessary when we were an operating unit of Microsoft and other functions previously performed under our services agreement with Microsoft that are being transitioned to Expedia. Certain services have been and will continue to be migrated away from Microsoft systems and infrastructure to our own.

Amortization of Goodwill and Intangibles

	Three Months Ended March 31,		%
	2001	2002	Change
	($ in thousands)
Amortization of goodwill	$4,788	$—	(100)%

% of revenues	8%	0%

Amortization of intangibles	$10,744	$8,768	(18)%

% of revenues	20%	8%

Amortization of goodwill and intangibles was related to our acquisitions of Travelscape and VacationSpot in March 2000. In July 2001, we discontinued amortizing goodwill as a result of the new accounting standard for goodwill. In addition, the portion of intangible assets with estimated useful lives of two years have become fully amortized as of March 17, 2002. This has resulted in the decrease in amortization of intangible assets from the quarter ended March 31, 2002, to the same period in 2001. As a result of the CCV acquisition, the amortization on CCV’s intangible assets will commence April 1, 2002.

Recognition of Stock-Based Compensation

	Three Months Ended March 31,		%
	2001	2002	Change
	($ in thousands)
Recognition of stock-based compensation	$6,477	$2,537	(61)%

% of revenues	11%	2%

Upon the completion of our initial public offering, all of the unvested options to purchase Microsoft common stock held by Expedia employees were converted to options to purchase Expedia common stock. These stock option issuances were deemed to be new grants and created a non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The starting date for amortization coincides with our initial public offering date of November 10, 1999. The decrease in the recognition of stock-based compensation from year to year relates to amortizing the expense utilizing the accelerated method over the vesting period of the individual. This results in higher amortization amounts during the beginning of the amortization period. In addition, stock option forfeitures due to departing employees also decreased the recognition of stock-based compensation from year to year.

On February 4, 2002, in connection with the USA transaction, two officers of the Company were issued a total of 35,000 restricted shares as part of their employment agreements. The restrictions lapse on February 4, 2005. These restricted shares were valued at $1.9 million and a related expense will be recognized over the three year period. During the quarter ended March 31, 2002, we recorded $0.1 million as stock-based compensation expense for these restricted shares.

Net Interest Income and Other

	Three Months Ended March 31,		%
	2001	2002	Change
	($ in thousands)
Net interest income and other	$1,567	$2,683	71%

% of revenues	3%	2%

The increase is attributable to a reduction in a previously-established reserve related to a pending contract settlement, which helped offset a decline in interest income. Even though our cash balances have increased significantly, a large decline in short-term interest rates has caused interest income to decrease.

Provision for Taxes

	Three Months Ended March 31,
	2001	2002
	($ in thousands)
Provision for income taxes	$—	$(4,614)

% of revenues	0%	4%

We have recorded a provision for deferred income taxes of $4.6 million in the current quarter. As of March 31, 2002, we have $183 million in operating loss carryforwards and do not expect to owe or pay federal income tax until these are utilized.

Segment Results

We divide our business into five reportable segments: Transportation, Destinations, Advertising, International and Corporate. The Transportation segment serves primarily as an agent for U.S.-originated airline tickets and car rentals. The Destinations segment generates most of its revenues from U.S.-originated hotel bookings where Expedia acts as merchant of record. The Advertising segment sells advertisements on the domestic websites. The International segment generates most of its revenues as agency revenues from airline tickets, car rentals and hotel bookings on the U.K., Germany, Belgium, France, Italy, Netherlands and Canada websites. The Corporate segment generates revenues from the licensing to our airline and corporate customers, and generates expenses consisting of the amortization of goodwill and intangibles, recognition of stock-based compensation and certain corporate headquarters costs.

Income from operations for the quarters ended March 31, 2001 and 2002 is as follows (in thousands):

	Three Months Ended March 31,		%
	2001	2002	Change
	($ in thousands)
Transportation	$3,899	$12,835	229%
Destinations	2,275	21,425	842%
Advertising	451	480	6%
International	(5,590)	(1,607)	71%
Corporate	(20,219)	(15,380)	24%

Income (loss) from operations	$(19,184)	$17,753

The Transportation segment experienced strong revenues from airline transactions. In March 2001, we introduced the EBF product. EBFs represent specially negotiated rates with airlines worldwide. Our websites displays the EBF date and price up front but do not disclose the airline or flight times until after the purchase. In addition, strong transaction levels have increased commissions from airlines and car rental companies. As our sales volumes have increased, our override commissions have also increased. Override commissions represent additional incentive compensation typically related to achieving specific performance targets.

A significant portion of transactions in the Destinations segment are merchant of record transactions. In June 2000, we introduced the Expedia Special Rate (ESR) hotel product. ESRs represent special negotiated rates with hotels worldwide. The ESR hotel business has grown substantially as we continue to add new available supply both domestically and internationally. ESR bookings now represent a majority of all hotel gross bookings. The introduction in January 2001 of the Expedia ESP engine and the introduction in September 2001 of other destination products and services such as sightseeing tours, show tickets and theme park passes have also contributed to the growth in merchant business. In addition, the acquisition of CCV broadened our presence in the overall travel market by expanding into the network of traditional travel agencies.

The Advertising segment has recorded greater revenues in the March 2002 quarter, but only a modest increase in net income from operations from the same quarter in 2001 as personnel costs and other allocated costs have increased.

The International business is in the development stage and we have invested in expansion by promotional activities such as paper media and television advertisements in order to bring customers to the websites. As a result, we have been successful in increasing the number of customers to our websites to purchase travel products and services and our losses have significantly declined.

The Corporate segment incurred significant losses from operations. On July 1, 2001, we adopted a new accounting standard for goodwill and ceased the amortization of goodwill related to our VacationSpot and Travelscape acquisitions. In addition, the recognition of stock-based compensation decreased significantly due to the timing of the vesting of stock options and related recognition of the related expense. Also, licensing revenues have significantly declined due to Continental Airlines and American Express terminating their licenses as of June 30, 2001. We expect the decline in license revenue to continue as our agreement with Northwest Airlines will end in 2002.

Liquidity and Capital Resources

While we reported a net loss of $17.6 million and net income of $5.7 million during the quarters ended March 31, 2001 and 2002, net cash provided by operating activities was $37.8 million and $119.8 million, respectively. The cash flow amounts are significantly greater than the earnings amounts because we report a large amount of non-cash charges for depreciation, amortization, and recognition of stock-based compensation. In addition, changes in working capital, primarily driven by our merchant business, have been a significant source of cash.

In our merchant business, we receive cash from customers on travel bookings before the travel has occurred. This is classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer’s use. Therefore, especially for the hotel business which is the majority of our merchant bookings, there is a significant lag period from the receipt of the cash from the customers to the payment of the monies to the suppliers. For the quarters ended March 31, 2001 and 2002, the growth in net merchant bookings has contributed $23.9 million and $49.0 million, respectively, to our positive cash flow. The payment lag associated with paying non-air suppliers after the customer’s use has also significantly contributed to our positive cash flow, as evidenced by the increases in accounts payable and accrued expenses of $14.6 million and $41.6 million for the quarters ended March 31, 2001 and 2002, respectively.

During the quarter ended March 31, 2002, we incurred $9.9 million of costs associated with the USA transaction. These costs relate to financial advisory, accounting, legal and tax fees. These merger-related expenses are classified as a financing activity, which also contributes to the large difference in the earnings number compared with the cash flow provided from operating activities. We do not anticipate any further expenses associated with the completion of the USA acquisition in future quarters.

Net cash used in investing activities for the quarters ended March 31, 2001 and 2002, were $5.6 million and $42.6 million, respectively. In addition to the USA merger-related expenses, we paid net cash in the amount of $35.3 million related to the acquisition of CCV during the quarter ended March 31, 2002. In February 2002, we purchased $47.2 million of outstanding debt of Classic Vacation Group, Inc. (CVG). In March 2002, we purchased the assets of CCV for $0.9 million in cash, plus the cancellation of the outstanding CVG debt. This total cash used to purchase CCV of $48.1 million is partially offset by acquiring $12.8 million of cash held by CCV, net of transaction costs.

Additional investing activities consisted primarily of capital expenditures, which totaled $6.4 million, and $5.0 million during the quarters ended March 31, 2001 and 2002, respectively. Capital expenditures were higher in the quarter ended March 31, 2001, due to costs associated with the expansion of our Bellevue and Las Vegas facilities. We expect additional capital expenditures in the coming months for computers and systems-related assets associated with our expected growth and with our migration away from Microsoft systems and infrastructure and onto our own. We will also continue to capitalize expenses related to further website development efforts and other internal costs for software and systems development.

Cash flows from financing activities were $1.2 million and $49.8 million for the quarters ended March 31, 2001 and 2002, respectively. To purchase the outstanding debt of CVG in February 2002, we issued 936,815 shares of common stock to USA at a price of $50.17 in a private placement, raising approximately $47 million.

Stock option exercises by employees and directors were a source of cash totaling $0.9 million and $11.6 million for the quarters ended March 31, 2001 and 2002, respectively. The increase in exercises is due primarily to the rise in our stock price. We anticipate a substantial number of stock options to be exercised going forward. These exercises also affect operating results, as we incur payroll tax expenses on the taxable portion of employees’ gains upon exercise. These expenses are recognized in the cost of revenues, product development, sales and marketing, and general and administrative line items of our financial statements based upon where each employee’s salary expense resides at the time that the options are exercised.

Associated with the USA transaction, we issued approximately 6.4 million warrants to purchase our common stock, with an exercise price of $52 per share. No cash was received as part of this issuance. Because these warrants are tradable and do not expire until February 2009, we do not anticipate a significant inflow of cash from the exercises of these warrants in the next 12 months.

In December 2000, we entered into a one year $7.0 million letter of credit facility. This facility enabled us to replace existing letters of credit that were fully secured with restricted certificates of deposit and similar investments with new letters of credit that were fully secured with a guarantee from Microsoft. This facility freed up cash for operating purposes. In December 2001, we renewed the $7.0 million letter of credit facility for an additional one-year term and entered into an additional $10.0 million revolving letter of credit facility. Since Microsoft was released from the guarantee in connection with the USA transaction, these new letter of credit facilities require full collateralization with restricted investments for issued letters of credit. No claims have been made against any letters of credit at March 31, 2002.

As of March 31, 2002, we had $365.4 million in cash and cash equivalents. The terrorist activities of September 11, 2001, and the uncertainty caused by the current economic, political and transportation climates may impact future demand for our products and services. As previously discussed, a significant amount of operating cash flows is from increased deferred merchant bookings and the payment lag associated with paying non-air merchant suppliers. In a time of declining demand, we would expect to experience a decrease in operating cash flows as deferred merchant bookings decreases with demand and the lagged amounts payable are paid to suppliers. We believe that our financial situation and cash will enable us to absorb a significant potential downturn in business. As a result, we anticipate being able to meet our operating cash needs without any need for additional funding in the near future. We also intend to invest some of this cash in short-term investments of up to three year maturities in order to increase our interest income while still ensuring liquidity and safety of principal.

Factors That May Impact Future Results Of Operations

An investment in our securities involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in our transition report on Form 10-K before purchasing our securities. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

While management is optimistic about our long-term prospects, the following factors, among others, could materially harm our business, operating results and financial condition and should be considered when evaluating us.

USA exercises significant control over Expedia

USA owns approximately 63.7% our outstanding common equity and 94.9% of our total voting power. As a result, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of our shareholders, except where a separate vote of the holders of our common shares is required by Washington law. In addition, USA also controls our board of directors. Subject to applicable Washington law and agreements entered into as part of the USA transaction, USA generally will not be restricted with regard to its ability to control the election of our directors, to cause the amendment of our articles of incorporation or bylaws, or generally to exercise a controlling influence over our business and affairs. As a result of USA’s controlling interest in us, USA has the power to prevent, delay or cause a change in control of Expedia and could take other actions that might be favorable to USA but not necessarily favorable to our other shareholders.

In addition, because our board of directors approved the USA transaction, our shareholders may not benefit from certain protections afforded by the Washington anti-takeover statute in respect of future agreements with USA or its affiliates.

Conflicts of interest may arise between USA and Expedia, which may not be resolved in a manner that does not adversely affect our business, financial condition or results of operations

Conflicts of interest may arise between us, on the one hand, and USA and its other affiliates, on the other hand, in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by USA of its interest in Expedia and the exercise by USA of its ability to control our management and affairs. Conflicts, disagreements or other disputes between Expedia and USA may arise and may be resolved in a manner that adversely affects our business, financial condition or results of operations.

For instance, USA is engaged in a diverse range of media, electronic and online commerce businesses, including businesses that may compete in one or more businesses with us, including Hotels.com (formerly Hotel Reservations Network). In addition, USA or its affiliates may acquire additional businesses that may conflict or compete with our business interests. Our amended and restated articles of incorporation include provisions which provide that (1) neither USA nor any of its affiliates will have any duty to refrain from engaging in the same or similar activities or lines of business of Expedia, thereby competing with us, and (2) neither USA nor any of its affiliates will have any duty to communicate or offer corporate opportunities to us and none of them will be liable for breach of any fiduciary duty to us, as a shareholder of Expedia or otherwise, in connection with such opportunities, provided that the procedures provided for in our articles of incorporation are followed.

Our directors and officers may have interests in USA and its subsidiaries that could create potential conflicts of interest

Ownership interests of directors or officers of Expedia in USA common stock, or ownership of directors or officers of USA in Expedia common shares or service as both a director or officer of Expedia and a director, officer or employee of USA, could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Expedia and USA. As a result of the USA transaction, Barry Diller, chairman of the board of directors of USA, became chairman of the board of directors of Expedia. A majority of our board of directors are also directors, officers or employees of USA. In addition, interlocking relationships may exist between certain members of our board of directors and members of the boards of directors of other USA subsidiaries with which we directly compete, including Hotels.com, and important suppliers of ours that also have strong business relationships with our direct competitors.

Microsoft is able to compete with us

In connection with the USA transaction, we terminated the shareholder agreement between Microsoft and us, which agreement included, among other things, an agreement by Microsoft not to compete with us. As a result Microsoft is currently able to compete with us, which could have a negative impact on our business. However, the Amended and Restated Carriage and Cross Promotion Agreement names Expedia as the preferred travel transaction service on or promoted on the Microsoft online properties, thus limiting any potentially negative impact on our business.

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

We depend on our relationships with travel suppliers and adverse changes in these relationships could affect our inventory of travel offerings

Our business relies on relationships with travel suppliers, and it would be negatively affected by adverse changes in these relationships. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Consistent with industry practices, we currently have few agreements with our travel suppliers obligating them to sell services or products through our websites. It is possible that travel suppliers may choose not to make their inventory of services and products available through online distribution. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory, either of which could significantly decrease the amount or breadth of our inventory of available travel offerings. Of particular note is Orbitz, the airline direct-distribution website and is owned by American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines. Forrester Research reports that Orbitz is the only website for consumers to find unpublished special fares on these and at least 23 other airlines. Additionally, American Airlines, United Air Lines, Northwest Airlines, Continental Air Lines, US Airways Group and America West Airlines own a separate site known as “Hotwire”, which offers unpublished special fares on certain carriers. If a substantial number of our airline suppliers collectively agree or choose to restrict their special fares solely to Orbitz or Hotwire, such action may have a material adverse affect on our business. We also depend on travel suppliers for advertising revenues. Adverse changes in any of these relationships, whether due to Orbitz, Hotwire or otherwise, could reduce the amount of inventory that we are able to offer through our websites.

A decline in commission rates and fees or the elimination of commissions could reduce our revenues and margins

A portion of our online revenues depends on the commissions and fees paid by travel suppliers for bookings made through our online travel service. Generally, we do not have written commission agreements with our suppliers. As is standard practice in the travel industry, we rely on informal arrangements for the payment of commissions. Travel suppliers are generally not obligated to pay any specified commission rate for bookings made through our websites. Recently, airlines have cut or eliminated commission levels to travel agents. We cannot assure you that further airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could reduce our revenues and margins.

We may experience losses again in the future

Until recently, we have incurred substantial net losses due mainly to stock-based compensation and acquisitions made by us since our initial public offering. While we did report net income of $5.7 million for the quarter ended March 31, 2002, there is no guarantee we will be able to sustain this level of profitability going forward. If our revenues do not grow as expected, or if increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, operating results and financial condition.

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

If we fail to increase our brand recognition among consumers, we may not be able to attract and expand our online traffic

We believe that maintaining and enhancing the Expedia brand is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services increases the importance of maintaining and enhancing brand recognition. Promotion of the Expedia brand will depend largely on our success in providing a high-quality online experience supported by a high level of customer service. In addition, we intend to spend substantial amounts on marketing and advertising with the intention of continuing to expand our brand recognition to attract and retain online users and to respond to competitive pressures. However, we cannot assure you that these expenditures will be effective to promote our brand or that our marketing efforts generally will achieve our goals.

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

Our international operations involve risks relating to travel patterns and practices and internet-based commerce

We operate in the U.K., Germany, Canada, France, the Netherlands and Italy and intend to expand our operations to other countries. In order to achieve widespread acceptance in each country we enter, we believe that we must tailor our services to the unique customs and cultures of that country. Learning the customs and cultures of various countries, particularly with respect to travel patterns and practices, is a difficult task and our failure to do so could slow our growth in those countries.

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

As of March 31, 2002, we employed a total of 1,322 full-time employees. In order to achieve our anticipated growth, we will need to hire additional qualified employees. If we do not succeed in attracting new employees and retaining and motivating our current personnel, our business will be adversely affected.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for our fiscal year beginning January 1, 2003. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or result of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion). SFAS No. 144 established a single accounting model, based on the frame work established in SFAS No. 121 for long-lived assets to be disposed of for sale. It retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for our fiscal year beginning January 1, 2002. The adoption of SFAS No. 144 did not have a material effect on our financial position or result of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not held derivative financial instruments at any time. Our notes are payable at a fixed rate. Since the amount outstanding at March 31, 2002 was only $0.8 million, our exposure to near-term adverse changes in interest rates or other market prices is immaterial. As we have large cash balances, we are subject to near-term adverse changes in interest rates which will principally affect the interest income we earn. If market interest rates were to decrease immediately and uniformly by 10% from levels at March 31, 2002, our net income and cash flows would decrease by an immaterial amount. We may, however, experience additional adverse changes if we incur variable-rate debt or hold derivative financial instruments in the future. Our international operations expose us to some foreign currency risk; however, we do not expect fluctuations in foreign currency exchange rates to have a material effect on our financial results.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

See note 11 to Unaudited Condensed Consolidated Financial Statements (“Commitments and Contingencies”).

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with USA’s acquisition of a controlling interest in Expedia in February 2002, the Company amended and restated our articles of incorporation and bylaws. In addition, the Company issued high-vote Expedia Class B common stock to USA and warrants to acquire Expedia common stock to certain Expedia optionholders and warrantholders and to shareholders of Expedia who elected not to exchange their common stock for USA securities in the transaction. As a result of these events, the rights of holders of Expedia common stock have been materially modified. For a more detailed description of these events and their effect on the rights of holders of the Company’s common stock, please refer to “Proposal No. 2—Amendment and Restatement of Expedia’s Articles of Incorporation”, “Description of Expedia Capital Stock” and “Comparison of Rights of Shareholders of Expedia and USA”, all contained in the joint prospectus/proxy statement that was filed with the Securities and Exchange Commission (SEC) in connection with the USA transaction on November 9, 2001.

For a description of sales of unregistered securities by the Company in the quarter ended March 31, 2002, please refer to “Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters” of Expedia’s transition report on Form 10-K for the six-month period ended December 31, 2001 filed with the SEC on April 1, 2002.

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The results of the votes for each of the proposals approved at the reconvened 2001 annual meeting of shareholders of Expedia held on February 4, 2002 were reported in Expedia’s transition report on Form 10-K for the six-month period ended December 31, 2001 filed with the SEC on April 1, 2002.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10. 01    Employment Agreement between Expedia, Inc. and Ronald M. letterman dated January 22, 2002.

(b)     Reports on Form 8-K

The Company has filed the following reports on Form 8-K:

(i)     On January 15, 2002, Expedia filed a Form 8-K reporting the meeting date and time of the reconvened shareholder's meeting to vote upon the proposed merger of a wholly owned subsidiary of USA Networks, Inc., into Expedia, with Expedia surviving as a public company controlled by USA.

(ii)     On January 23, 2002, Expedia filed a Form 8-K reporting that it had entered into an agreement to acquire certain of the assets, and assume certain of the liabilities, of Classic Custom Vacations, a California corporation and a wholly owned subsidiary of Classic Vacation Group, Inc., a New York corporation.

(iii)     On February 8, 2002, Expedia filed a Form 8-K reporting the approval by its shareholders, and the closing, of the merger transaction whereby USA Networks, Inc. acquired a controlling interest in Expedia.

(iv)     On February 13, 2002, Expedia filed a Form 8-K reporting that Expedia's Board of Directors approved a change, effective February 4, 2002, in Expedia's fiscal year end from June 30 to December 31 and reporting that Expedia’s Form 10-K covering the transition period from July 1, 2001 through December 31, 2001 was scheduled to be filed in accordance with the Securities and Exchange Commission filing requirements.

(v)     On February 21, 2002, Expedia filed a Form 8-K reporting that on February 20, 2002, the Company announced that it had entered into an agreement with USA Networks, Inc. in which USA agreed to purchase 936,815 shares of Expedia common stock for $47 million or $50.17 per share. The proceeds from the sale were used by Expedia to purchase the outstanding debt of Classic Vacation Group, Inc. as part of Expedia's previously announced acquisition of Classic Custom Vacations.

(vi)     On February 28, 2002, Expedia filed a Form 8-K attaching its unaudited financial statements as of and for the six months ended December 31, 2001 and reporting that Expedia intended to include audited financial statements as of and for the six months ended December 31, 2001 in its transition report on Form 10-K. This filing was intended to give the market and its shareholders information for the six months ended December 31, 2001 in a timely manner, since, as a result of Expedia's fiscal year end change from June 30 to December 31 and pursuant to Securities and Exchange Commission filing requirements, Expedia would not file a Form 10-Q for the quarter ended December 31, 2001, but would, instead, file a report on Form 10-K covering the transition period from July 1, 2001 through December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     May 15, 2002

/s/ Gregory S. Stanger
Gregory S. Stanger Sr. Vice President and Chief Financial Officer