Form 10-Q
period 2002-06-30
EXPEDIA INC
filed 2002-08-14
CIK 1095357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission File Number 0-27429

EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1996083 (I.R.S. Employer Identification No.)

13810 SE Eastgate Way, Ste. 400 Bellevue, WA (Address of Principal Executive Office)	98005 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (425) 564-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The number of shares outstanding of the registrant’s stock as of July 31, 2002 was approximately 57,171,000 consisting of 22,664,000 of common stock and 34,507,000 of Class B common stock.

EXPEDIA, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Agency revenues	$43,900	$54,800	$77,249	$106,541
Merchant revenues	25,886	85,727	40,180	143,377
Advertising and other revenues	8,688	4,351	18,267	10,966

Revenues	78,474	144,878	135,696	260,884

Cost of agency revenues (excluding recognition of stock-based compensation of $100 and $6 for the three months ended June 30, 2001 and 2002, and $245 and $31 for the six months ended June 30, 2001 and 2002)	15,850	20,457	30,070	39,960
Cost of merchant revenues (excluding recognition of stock-based compensation of $(10) and $8 for the three months ended June 30, 2001 and 2002, and $81 and $33 for the six months ended June 30, 2001 and 2002)	6,409	26,334	9,488	41,127
Cost of advertising and other revenues (excluding recognition of stock-based compensation of $27 and $0 for the three months ended June 30, 2001 and 2002, and $55 and $4 for the six months ended June 30, 2001 and 2002)	904	597	1,690	1,445

Cost of revenues	23,163	47,388	41,248	82,532

Gross profit	55,311	97,490	94,448	178,352

Operating expenses:
Product development (excluding recognition of stock-based compensation of $2,615 and $794 for the three months ended June 30, 2001 and 2002, and $6,727 and $2,356 for the six months ended June 30, 2001 and 2002)	7,261	8,152	13,550	16,879
Sales and marketing (excluding recognition of stock-based compensation of $206 and $59 for the three months ended June 30, 2001 and 2002, and $694 and $155 for the six months ended June 30, 2001 and 2002)	26,599	41,213	51,382	76,049
General and administrative (excluding recognition of stock-based compensation of $1,001 and $674 for the three months ended June 30, 2001 and 2002 and $2,614 and $1,499 for six months ended June 30, 2001 and 2002)	6,647	11,545	11,887	19,786
Amortization of goodwill	5,921		10,709
Amortization of intangibles	9,509	4,218	20,253	12,986
Recognition of stock-based compensation	3,939	1,541	10,416	4,078

Total operating expenses	59,876	66,669	118,197	129,778

Income (loss) from operations	(4,565)	30,821	(23,749)	48,574
Net interest income and other	215	2,485	1,781	5,168
Share of joint venture net loss		(151)		(398)
USA merger-related expenses				(9,860)

Income (loss) before provision for income taxes	(4,350)	33,155	(21,968)	43,484
Provision for income taxes		(14,059)		(18,673)

Net income (loss)	$(4,350)	$19,096	$(21,968)	$24,811

Net income (loss) per common share:
Basic	$(0.09)	$0.34	$(0.45)	$0.45

Diluted	$(0.09)	$0.29	$(0.45)	$0.39

Weighted average number of shares outstanding:
Basic	49,014	56,442	48,403	55,377

Diluted	49,014	64,846	48,403	63,279

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	December 31, 2001	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$238,374	$337,266
Marketable securities		115,077
Accounts receivable, net of allowance of $1,412 and $1,653	17,649	36,361
Prepaid merchant bookings	8,726	23,046
Prepaid expenses and other current assets	7,192	15,287

Total current assets	271,941	527,037
Property and equipment, net	21,447	28,244
Investments and restricted deposits	12,897	21,440
Deferred tax assets		9,300
Intangible assets, net	19,380	41,986
Goodwill, net	78,890	111,631

Total assets	$404,555	$739,638

LIABILITIES
Current liabilities:
Accounts payable	$34,097	$59,514
Accrued expenses	66,818	113,279
Deferred merchant bookings	52,965	189,866
Unearned revenue	1,574	3,688

Total current liabilities	155,454	366,347

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 120,000 and 600,000 shares authorized, 52,870 and 22,546 issued and outstanding	529	225
Class B common stock, $.01 par value, 0 and 150,000 shares authorized, 0 and 34,507 issued and outstanding		345
Preferred stock, $.01 par value, 10,000 and 20,000 shares authorized, none issued and outstanding
Stockholder warrants		77,839
Additional paid-in-capital	448,998	461,330
Contribution from parent		75,296
Contribution receivable from parent		(69,492)
Unearned stock-based compensation	(9,681)	(7,299)
Retained deficit	(190,946)	(166,135)
Accumulated other comprehensive income	201	1,182

Total stockholders’ equity	249,101	373,291

Total liabilities and stockholders’ equity	$404,555	$739,638

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Common Stock		Class B Common Stock		Stockholder Warrants	Additional Paid-In Capital	Contribution by Parent	Contribution Receivable from Parent	Unearned Stock-Based Compensation	Retained Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	52,870	$529				$448,998			$(9,681)	$(190,946)	$201	$249,101
Comprehensive income:
Net income										24,811		24,811
Unrealized investment gains											1,003	1,003
Currency translation adjustment											(22)	(22)

Total comprehensive income												25,792
Contribution by USA							$75,296	$(75,296)
Recognition of non-cash marketing expense								5,804				5,804
Proceeds from exercise of options	3,059	31				22,210						22,241
Proceeds from issuance of common stock	1,088	10				49,373						49,383
Recapitalization of common stock to Class B common stock	(34,507)	(345)	34,507	$345
Issuance of warrants to stockholders					77,869	(77,869)
Proceeds from exercise of warrants	1				(30)	30
Recognition of deferred tax asset						16,892						16,892
Issuance of restricted stock	35					1,908			(1,908)
Recognition of stock-based compensation									4,078			4,078
Forfeiture of stock-based compensation						(212)			212

Balance, June 30, 2002	22,546	$225	34,507	$345	$77,839	$461,330	$75,296	$(69,492)	$(7,299)	$(166,135)	$1,182	$373,291

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2001	2002
Operating activities:
Net income (loss)	$(21,968)	$24,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,656	8,549
Recognition of stock-based compensation	10,416	4,078
Amortization of goodwill and intangibles	30,962	12,986
Amortization of premium/discount on marketable securities, net		299
Realized gain on sale of marketable securities		(364)
USA merger-related expense		9,860
Contributed USA marketing		5,804
Deferred tax provision		18,465
Share of joint venture net loss		398
Cash provided (used) by changes in operating assets and liabilities, net of effects of purchases of Travelscape, VacationSpot and Classic Custom Vacations:
Accounts receivable	(19,356)	(4,687)
Prepaid merchant bookings	(28,819)	(5,492)
Prepaid expenses and other current assets	(3,259)	(6,703)
Accounts payable and accrued expenses	28,340	44,141
Deferred merchant bookings	65,902	91,201
Unearned revenue	(4,166)	2,114

Net cash provided by operating activities	62,708	205,460

Investing activities:
Purchase of marketable securities		(155,147)
Proceeds from sale of marketable securities		41,138
Additions to property and equipment	(10,484)	(12,735)
Cash acquired from acquisition of Travelscape and VacationSpot, net of acquisition costs	509
Cash used in acquisition of Classic Custom Vacations, net of cash acquired		(35,326)
(Funding) return of restricted deposits, net	3,088	(6,240)

Net cash used by investing activities	(6,887)	(168,310)

Financing activities:
USA merger-related expense		(9,860)
Net proceeds from issuance of common stock	1,609	49,383
Net proceeds from exercise of options and warrants	6,879	22,241
Repayment of notes payable	(416)

Net cash provided by financing activities	8,072	61,764

Effect of foreign exchange rates changes on cash and cash equivalents	18	(22)

Net increase in cash and cash equivalents	63,911	98,892
Cash and cash equivalents at beginning of period	118,250	238,374

Cash and cash equivalents at end of period	$182,161	$337,266

Supplemental disclosures to cash flow statements:
Contribution from parent	$—	$75,296
Forfeiture of stock-based compensation	1,129	212
Exercise of warrants		30
Classic Custom Vacations acquisition		48,611
Warrants issued to stockholders		77,869
Issuance of restricted stock		1,908
Cost-based investment received	217
Cash paid for interest	44

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

On November 10, 1999, the Company completed an initial public offering in which it sold 5,890,000 shares of common stock at a price of $14.00 per share, raising $76.6 million in net proceeds. On February 4, 2002, USA Interactive (formerly known as USA Networks, Inc.) (“USA”) completed its acquisition of a controlling interest in Expedia through a subsidiary merger. Immediately following the merger, USA owned all of the outstanding shares of the Company’s high-vote Class B common stock, representing approximately 64.2% of the Company’s outstanding shares, and 94.9% of the voting interest in Expedia (the “USA transaction”). On February 20, 2002, USA acquired an additional 936,815 shares of the Company’s low-vote common stock, increasing USA’s ownership to approximately 65% of the Company’s outstanding shares, with USA’s voting percentage remaining at 94.9%.

On March 17, 2000, the Company acquired Travelscape.com, Inc. (“Travelscape®”) and VacationSpot.com, Inc. (“VacationSpot”). Travelscape® was an Internet travel wholesaler and packager with discounted rate contracts with hotel and travel suppliers worldwide. The Company now redirects traffic from the Travelscape.com™ and LVRS.com websites to the Expedia.com website. VacationSpot was a reservation network for vacation homes, rental condominiums, inns and bed & breakfasts around the world. The VacationSpot business was merged into the Company’s existing lodging business and the Company continues to operate the VacationSpot.com website.

In September 2001, the Company entered into a joint venture with Societe Nationale des Chemins de Fer Francais (“SNCF”), a state-owned railways group in France. The joint venture operates a co-branded website at Voyages-SNCF.com, which offers the same travel services as the Expedia websites as well as railway tickets in Europe.

On March 9, 2002, the Company acquired substantially all of the assets of Classic Custom Vacations (“CCV”). The CCV business offers customized vacation packages to Hawaii, Mexico, North America, Europe and the Caribbean through a network of travel agents and travel agencies.

The Company sells travel services to leisure and corporate customers around the world. This encompasses providing real-time access to schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details.

The Company sells these travel services primarily through its own websites. These websites are located at Expedia.com, Expedia.co.uk, Expedia.de, Expedia.ca™, Expedia.it, Expedia.nl, VacationSpot.com™ and Rent-a-Holiday.com. The Company also sells travel services through other websites and distribution channels. The Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft’s online services network. In July 2001, the Company began to sell suppliers’ inventory through WWTE, the private label travel business of one of its subsidiaries. The Company also sells travel services to customers through a toll-free telephone number designed to assist customers with complex packages.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company classifies revenues into three categories: agency, merchant and advertising and other. Agency revenues are derived from travel related sales transactions where the Company receives commissions and fees from travel suppliers. Merchant revenues come from travel related sales transactions where the Company both purchases from the supplier and sells to the customer the requested travel service. Merchant revenues are presented in the statement of operations at the net amount, which reflect the gross amount charged to the customer less the cost paid to the supplier. In addition, the Company derives revenues from advertisements on its websites. The Company has also licensed components of its technology to other companies. Both advertising and licensing revenues are categorized as “Advertising and Other” revenues in the Company’s consolidated statements of operations.

The Company divides its operations into two segments: North America and International. The North America segment generates its revenues from its points-of-sale in the U.S. and Canada. The International segment generates its revenues from its points-of-sale in the U.K., Germany, Belgium, Italy, the Netherlands and France.

2.    Basis of Presentation

The accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, cash flows and changes in stockholder’s equity and comprehensive income, are unaudited and in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year. Readers of the condensed consolidated financial statements should read the information included in this Form 10-Q in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes included in the Company’s transition report on Form 10-K for the six-month period ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002.

Certain amounts for the prior year periods have been reclassified to conform to the current year presentation.

3.    Classic Custom Vacations Acquisition

On March 9, 2002, the Company acquired substantially all of the assets of CCV, a wholly-owned subsidiary of Classic Vacation Group, Inc. (“CVG”), a publicly traded corporation, for an aggregate purchase price of approximately $48.6 million, plus the assumption of approximately $30 million in net liabilities. In connection with the asset acquisition, in February 2002, the Company first purchased the outstanding debt of CVG for approximately $47 million in cash, using the proceeds from the sale of 936,815 shares of common stock to USA. On March 9, 2002, the Company then purchased the assets of CCV for approximately $1 million in cash.

The Company has accounted for this transaction under the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company is in the process of evaluating the fair value of CCV’s assets acquired and liabilities assumed in order to make a final allocation of the excess purchase price, including allocation to intangibles other than goodwill. Accordingly, the purchase accounting information is preliminary and has been made solely for the purpose of developing such unaudited combined condensed financial

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

information. The Company expects to finalize the allocation of the purchase price relating to the CCV transaction later in 2002.

The following table summarizes the preliminary purchase accounting for the acquisition (in thousands):

Current assets	$46,042
Property and equipment, net	2,612
Other assets	271
Goodwill and intangible assets	79,213

Total assets acquired	128,138

Current liabilities	79,031

Total liabilities assumed	79,031

Net assets acquired	49,107
Less: acquisition costs	496

Purchase price	$48,611

A preliminary summary of identifiable intangible assets purchased as a result of the acquisition is as follows (in thousands):

	Cost	Estimated Useful life (in years)

Supplier relationships	$11,500	2
Travel agent relationships	12,400	10
Trademarks and tradenames	10,100	indefinite
Other	1,600	3-5

Total	$35,600

This estimate will be adjusted subsequently upon completion of the purchase price allocation.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the results of operations of the Company on a pro forma basis. These results are based on the individual historic results of the Company and CCV and reflect adjustments to give effect to the acquisition as if they had occurred at the beginning of the earliest period presented (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues	$99,692	$144,878	$176,014	$276,741
Cost of revenues	38,246	47,388	69,595	94,385

Gross profit	61,446	97,490	106,419	182,356
Operating expenses	65,687	66,669	130,649	134,104

Income (loss) from operations	(4,241)	30,821	(24,230)	48,252
Other income and expense	683	2,334	2,628	(4,791)

Income (loss) before provision for income taxes	(3,558)	33,155	(21,602)	43,461
Provision for income taxes	—	(14,059)	—	(18,697)

Net income (loss)	$(3,558)	$19,096	$(21,602)	$24,764

Net income (loss) per common share:
Basic	$(0.07)	$0.34	$(0.44)	$0.45

Diluted	$(0.07)	$0.29	$(0.44)	$0.39

Weighted average number of shares outstanding:
Basic	49,951	56,442	49,340	55,641

Diluted	49,951	64,846	49,340	63,543

4.    Intangible Assets and Goodwill

On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Impairment adjustments recognized, if any, generally are recognized as operating expenses. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. As required under the standard, the Company continues to amortize intangible assets with finite lives on a straight-line basis ranging from two to ten years and has ceased the amortization prospectively on goodwill upon adoption of the standard.

The Company completed its initial impairment assessment of goodwill by comparing the fair value of the North America segment to its carrying value. Fair value was determined using a discounted cash flow methodology. This impairment test is required to be performed upon adoption of the SFAS No. 142 and at least annually thereafter. Based on the initial impairment test performed as of December 31, 2001, none of the goodwill recorded was impaired and no impairment indicators have since arisen.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financial information for the acquired intangible assets, including the intangible assets acquired as part of the CCV acquisition, is as follows (in thousands):

	December 31, 2001	June 30, 2002
Amortized intangible assets	$90,200	$115,700
Accumulated amortization	(70,820)	(83,814)

Amortized intangible assets, net	19,380	31,886
Unamortized intangible assets
Trademarks and Tradenames		10,100

	$19,380	$41,986

In connection with adopting SFAS No. 142, the Company also reassessed the useful lives and the classification of identifiable intangible assets. The only change was the reclassification to goodwill of $4.1 million for the intangible asset “acquired workforce” during the quarter ended September 30, 2001. Amortization expense for acquired intangible assets for the three and six months ended June 30, 2002, was $4.2 million and $ 13.0 million, respectively. The estimated amortization for the remaining six-month period ended December 31, 2002, is $8.4 million.

The annual estimated amortization expense for the acquired intangible assets for the next five years is as follows (in thousands):

2003	$10,807
2004	3,334
2005	1,503
2006	1,340
2007	1,265

The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

Balance, December 31, 2001	$78,890
Tax benefit utilization of Travelscape and VacationSpot net operating losses	(10,873)
Acquisition of CCV	43,614

Goodwill, net	$111,631

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The table below shows the effect on pro forma net loss and net loss per share had SFAS No. 142 been adopted in the prior period (in thousands, except per share amounts):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Reported net loss	$(4,350)	$(21,968)
Amortization of goodwill	5,921	10,709
Amortization of workforce	600	1,200

Adjusted net income (loss)	$2,171	$(10,059)

Reported net loss per basic and diluted share	$(0.09)	$(0.45)
Amortization of goodwill	0.12	0.22
Amortization of workforce	0.01	0.02

Adjusted net income (loss) per basic and diluted share	$0.04	$(0.21)

5.    Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company invests in certain marketable debt securities, which consist of short to intermediate-term fixed income securities issued by government agencies. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in “Accumulated Other Comprehensive Income” on the statement of changes in stockholders’ equity and other comprehensive income. The specific identification method is used to determine the cost of all securities. The marketable securities are presented as current assets on the accompanying condensed consolidated balance sheets as they are intended to meet the short-term working capital needs of the Company.

The fair values of the investments are based on the quoted market price of the securities at the balance sheet date. The Company periodically evaluates whether any declines in the fair value of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors by members of management. For investments with publicly quoted market prices, the Company generally determines a decline to be other-than-temporary impairment if the quoted market price is less than its accounting basis for an extended period of time, typically six months. The Company also considers events that result in a decline in financial condition, results of operations or operating trends for the investee.

The following tables summarize, by major security type, the Company’s marketable securities as of June 30, 2002 (in thousands):

	Amorized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair value
U.S. Government and agency securities	$114,074	$1,003	$—	$115,077

The Company’s fixed-income marketable securities have contractual maturities ranging between one to three years as of June 30, 2002. Gross realized gains of $0.4 million were realized on sales of available-for-sale

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

marketable securities for the three and six months ended June 30, 2002. This gain in included in “Net Interest Income and Other” on the consolidated statements of operations.

6.    Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 in January 2003 and does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or result of operations.

7.    Income Tax

Effective October 1, 1999, the Company entered into a tax allocation agreement with Microsoft. On March 18, 2000, Microsoft’s investment in the Company fell below 80 percent ownership and, as a result, the Company began filing separate tax returns. Based on the tax allocation agreement, the Company may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999 to March 17, 2000, that are utilized on the Microsoft consolidated U.S. federal tax return. Reimbursements of approximately $2.5 million are expected to be received from Microsoft under this agreement if and when Microsoft utilizes the Company’s tax losses. As of June 30, 2002, the Company had received no such reimbursement from Microsoft. Any reimbursement from Microsoft will be recorded as a capital contribution.

Under the tax allocation agreement, the Company must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options. In November 2001, the Company entered into an agreement with Microsoft setting forth the manner in which the Company will compensate Microsoft for these tax savings. Under the November 2001 agreement, the Company generally will be required to indemnify Microsoft for the actual federal and state tax savings, up to approximately $36 million that the Company realizes as a result of the use of certain compensation deductions, if and when the Company utilizes such tax savings. As of June 30, 2002, the Company had not utilized the tax savings. Any compensation to Microsoft as a result of utilized tax savings will be recorded as a capital distribution.

At June 30, 2002, the Company had net operating loss carryforwards of approximately $235 million for federal income tax purposes. The net operating loss carryforwards begin to expire in 2017. Approximately $31 million of the loss carryforward is from acquired companies, the utilization of which, in each carryforward year, may be limited by the Internal Revenue Code.

The Company has utilized all of its net operating loss carryforwards that had been generated through operations. The remaining net operating loss carryforwards at June 30, 2002 will be recorded as a reduction in federal income tax for tax reporting purposes, but will not be used to reduce federal tax expense for financial reporting purposes. In the future, for financial reporting purposes, the benefit of the remaining net operating loss carryforwards from acquired net operating losses and stock option deductions will be recorded as an increase to equity when realized. For the three and six months ended June 30, 2002, the Company recorded $13.9 million and $16.9 million, respectively, as an increase to equity related to utilized net operating loss carryforwards.

Until December 31, 2001, the Company had provided a full valuation allowance against deferred tax assets. Based upon available evidence which included the review of operating performance for the six-month period ended June 30, 2002, the deferred tax asset at June 30, 2002 was $9.3 million.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8.    Net Income Per Share

Net income per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding. During the three and six months ended June 30, 2001, common stock equivalent shares related to stock options, and warrants are excluded from the calculation as their effect is anti-dilutive. Accordingly, basic and diluted losses per share amounts are equivalent. Certain potential shares outstanding during the three and six months ended June 30, 2002 were included in the diluted per share computations, since their exercise prices were lower than the average market price of the common shares during the period and, accordingly, their effect is dilutive.

9.    Related Party Transactions

In connection with the USA transaction consummated on February 4, 2002, the Company received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after the consummation date, on the various media outlets related to USA (including outlets of former USA entertainment businesses such as USA Network that are now part of Vivendi Universal Entertainment). The total amount due under this arrangement was recorded as “contribution receivable from parent” within the statement of changes in stockholders’ equity and other comprehensive income. The value of the media time is determined based on discounted media time rate cards for USA’s best customers and expensed as consumed. During the three and six months ended June 30, 2002, the Company recorded $4.3 million and $5.8 million, respectively, under this arrangement as sales and marketing expense.

In addition, the Company received a two-year option to purchase a one-third interest in a new television channel to be developed by USA. The exercise price of the option will equal one-third of USA’s cost, plus interest up to the date of exercise. There will be no accounting recognition of the option until the option is exercised, if ever. Finally, in August 2002 USA made a capital contribution of $20 million in lieu of offering Expedia a two-year option to acquire from USA all of the outstanding equity of National Leisure Group, Inc. The contribution will be recorded as a capital contribution from parent in the quarter ended September 30, 2002.

The Company entered into an agreement with Ticketmaster, Inc. (“Ticketmaster”) to create a new getaway channel on Citysearch.com’s website. This is a content area that provides site visitors with Citysearch’s local content and enables them to plan and book trips using an Expedia.com booking tool with the availability of some Ticketmaster event tickets within Expedia’s customer-built trips. Revenues generated through the gateway channel are shared based on an agreed upon transaction fee paid by the Company to Ticketmaster. Revenues collected and transaction fee paid in connection with this agreement were not material for the three and six months ended June 30, 2002.

10.    Commitments and Contingencies

The Company has multi-year agreements with certain travel service providers that make available the services accessed through the Company’s websites. Under these agreements, the Company pays monthly service fees to the service providers based on the volume of activity. The Company expenses these amounts as the services are provided.

Between June 5 and July 26, 2001, four class action complaints, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, were filed in the

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Southern District of New York against the Company, certain of its officers and directors and certain underwriters of the Company’s initial public offering (“IPO”). The complaint alleges that the Company’s prospectus was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of the Company in the aftermarket in return for an allocation of shares in the IPO. Plaintiffs contend that, as a result of those omissions from the prospectus, the price of the Company’s stock was artificially inflated between November 9, 1999 and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased stock during that period. On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. Plaintiffs filed an amended complaint on April 20, 2002, asserting essentially the same claims as the original complaints. On July 15, 2002, the Company and the individual defendants, along with the other issuers and related officer and director defendants, filed a joint motion to dismiss based on common issues. Opposition and reply papers are yet to be filed. The Company intends to continue to defend this matter vigorously.

In early June 2002, eight class action complaints were filed in the Superior Court of the State of Washington for King County by plaintiffs purporting to be shareholders of the Company. The lawsuits were filed in response to statements made by USA regarding its intent to acquire the remaining shares in the Company by commencing an exchange offer. Each of the lawsuits alleges, in essence, that the price that USA stated it intended to offer was too low and that approval of the offer by the Company’s board would constitute a breach of fiduciary duty. On June 27, 2002, the plaintiffs in each of the eight lawsuits filed a joint motion to consolidate the cases into one case. The defendants did not oppose consolidation. On July 17, 2002, the court issued an order consolidating the eight lawsuits. Under the consolidation order, the plaintiffs would have 10 days to file a consolidated and amended complaint following “the filing of any document with the Securities & Exchange Commission by USA Interactive commencing an offer to purchase shares of Expedia which it does not currently own and/or control.” If the plaintiffs decide to file a consolidated and amended complaint, the defendants would have 30 days to file an answer or motion to dismiss.

In addition to the matters discussed above, the Company is subject to various legal proceedings, tax audits, and claims that arise in the ordinary course of business. Management believes that the resolution of all such matters will not have a material impact to the Company’s financial position, results of operations or cash flows.

11.    Segment Information

Effective this quarter, the Company is establishing two reportable segments; North America and International, to reflect a restructuring of its organization. The North America segment generates its revenues from its points-of-sale in the U.S. and Canada. The International segment generates its revenues from its points-of-sale in the U.K., Germany, Belgium, Italy, the Netherlands and France.

Segment information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosures of revenue and operating loss based upon internal accounting methods. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies described in Note 2 of the Company’s Form 10-K filed on April 1, 2002.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Management evaluates each segment’s performance based upon income or loss from operations. This involves significant allocations of various corporate and overhead expenses across the segments. These allocations are primarily based on transaction volumes and other metrics.

The segment information for the three and six months ended June 30, 2001 and 2002 is as follows (in thousands):

	North America	International	Total
For the three months ended June 30, 2001:
Revenues	$75,423	$3,051	$78,474

Depreciation and amortization	$18,139	$67	$18,206

Loss from operations	$(904)	$(3,661)	$(4,565)

For the three months ended June 30, 2002:
Revenues	$137,057	$7,821	$144,878

Depreciation and amortization	$8,661	$103	$8,764

Income (loss) from operations	$31,564	$(743)	$30,821

For the six months ended June 30, 2001:
Revenues	$130,304	$5,392	$135,696

Depreciation and Amortization	$35,551	$67	$35,618

Loss from operations	$(15,281)	$(8,468)	$(23,749)

For the six months ended June 30, 2002:
Revenues	$246,494	$14,390	$260,884

Depreciation and amortization	$21,370	$165	$21,535

Income (loss) from operations	$51,149	$(2,575)	$48,574

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In connection with the change in the reportable segments, the Company has reclassified the segment information for the three months ended March 31, 2002, for comparability (in thousands):

	Transportation	Destinations	Advertising	Corporate	International	North America	Total
For the three months ended March 31, 2002:
Revenues—As previously stated	$50,595	$52,297	$3,517	$1,747	$7,850	$—	$116,006
Reclassify North America revenues	(50,595)	(52,297)	(3,517)	(1,747)	(1,281)	109,437	—

Revenues—Reclassified	$—	$—	$—	$—	$6,569	$109,437	$116,006

Depreciation and amortization—As previously stated	$586	$951	$66	$10,866	$302	$—	$12,771
Reclassify North America cost of revenues and operating expenses	(586)	(951)	(66)	(10,866)	(240)	12,709	—

Depreciation and amortization—Reclassified	$—	$—	$—	$—	$62	$12,709	$12,771

Income (loss) from operations—As previously stated	$12,835	$21,425	$480	$(15,380)	$(1,607)	$—	$17,753
Reclassify North America income (loss) from operations	(12,835)	(21,425)	(480)	15,380	(225)	19,585	—

Income (loss) from operations—Reclassified	$—	$—	$—	$—	$(1,832)	$19,585	$17,753

Assets of the segments are not relevant for management of the business. Amortization of goodwill and intangibles and stock-based compensation has been exclusively allocated to the North America segment. There are no reconciling items between the segment information indicated above to the consolidated statements of operations, nor are there any inter-segment revenues.

12.    Subsequent Events

In July 2002, the Company extended its travel offerings to business customers and corporate travel managers. As part of that expansion, on July 13, 2002, the Company purchased substantially all of the assets of Metropolitan Travel, Inc. (“Metropolitan”), a closely-held Seattle-based corporate travel agency.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under “Factors That May Impact Future Results of Operations.”

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The United States Securities and Exchange Commission (SEC) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. See Note 2 “Summary of Significant Accounting Policies” in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Transition Report on Form 10-K for the six month period ended December 31, 2001. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

Agency revenues are derived from airline ticket transactions and hotel, cruise and car rental reservations. Airline ticket transactions make up the substantial majority of these revenues. These revenues represent both airline-paid ticketing fees and fees related to the sale of airline tickets. Airline-paid ticketing fees are determined by individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. As is customary in the travel industry, absent a contractual arrangement with us, travel suppliers are not obligated to pay any specified ticketing fees rate for bookings made through Expedia. Fees related to the sale of airline tickets also include performance-based revenues from our global distribution partner and express fee revenues where we charge customers for processing and delivering a paper ticket via express mail if customers choose not to have electronic tickets or an electronic ticket is not available. In addition, certain contracts with suppliers contain override commissions compensation typically related to achieving specific performance targets.

We recognize agency revenues on air transactions when the reservation is made and secured by a credit card. We recognize a cancellation allowance on these revenues as we no longer receive a cancellation fee from the airlines. We recognize agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or an individual supplier or on receipt of the commissions. Override commissions are recognized each period based upon our projected and actual attainment of predetermined target sales levels. Where historical financial data is not available to project the target sales levels, we record the override commission upon receipt of the commission from the supplier.

Merchant revenues are derived from transactions where we are the merchant of record and determine the price. We have agreements with suppliers for blocks of inventory that we sell and these sales generate the majority of our total merchant revenues. We do not have purchase obligations for unsold inventory. Recognition of merchant revenue occurs on the date the traveler uses the inventory (e.g., the date of airline departure or hotel stay). We recognize revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Based upon our evaluation of our merchant transactions, we have recorded revenue at the net amount, which is the amount charged to the customer less the amount paid to the supplier. USA has recently stated that it will proactively ask the SEC to confirm this accounting treatment along with that of another USA majority-owned company, Hotels.com. In the event that the SEC determines that gross basis accounting is appropriate for our merchant revenues, merchant revenue and merchant cost of revenue would increase by equivalent amounts and would be reported as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Merchant revenues	$126,631	$365,103	$193,933	$617,139
Cost of merchant revenues	100,745	279,376	153,753	473,762

	$25,886	$85,727	$40,180	$143,377

We accrue for costs of merchant revenues based on the expected amount to be invoiced to us by our suppliers. If we do not receive an invoice within a certain period of time, typically within six months, we reverse a portion of the accrued cost thus increasing net revenue. This reversal is subject to applicable state escheat laws.

We also derive revenues from the sales of advertisements on our websites and listing revenues from our VacationSpot and Rent-a-Holiday websites. We generally recognize advertising and listing revenues ratably over the advertising period, depending on the terms of the advertising contract. Fees from the licensing of software are another source of revenues. The fixed portion of these license fees are recognized ratably over the lives of the contracts upon delivery of the software. Transaction-based fees are recognized when the relevant transactions occur. We also recognize some revenue related to barter arrangements. We have applied EITF 99-17, Accounting for Advertising Barter Transactions, in our valuation of this revenue.

Capitalized Internal Use Software and Website Development Costs

We capitalize certain direct costs incurred in conjunction with developing internal use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are being amortized using the straight-line method over their estimated useful lives ranging from three to five years, beginning when the software is ready for use. We also capitalize website development costs in connection with the continuous upgrades to our websites in accordance with EITF 00-2, Accounting for Website Development Costs. These costs are being amortized using the straight-line method over a one-year estimated useful life, beginning with the release of the website enhancements to which these costs pertained. Internal use software and website development costs are included in property and equipment assets in the accompanying condensed consolidated balance sheets.

Accounting for Goodwill and Certain Other Intangibles

On July 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Impairment adjustments recognized, if any, generally are recognized as operating expenses. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. As required under the standard, we continue to amortize intangible assets with finite lives on a straight-line basis ranging from two to ten years and have ceased the amortization of goodwill upon adoption of the standard.

We completed our initial impairment assessment of goodwill by comparing the fair value of the applicable reporting unit to the carrying value. Fair value was determined using a discounted cash flow methodology. This impairment test is required to be performed upon adoption of the SFAS No. 142 and at least annually thereafter. Based on the initial impairment test performed as of December 31, 2001, none of the goodwill recorded was impaired and no impairment indicators have since arisen. We will conduct another impairment test prior to the year ending December 31, 2002.

Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting under SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock options at the time of issuance and is recognized and expensed over the vesting period on an accelerated basis. SFAS No. 123 provides that the employee stock options to be fair valued based an option-pricing model and recognizes this value as an expense over the period in which the options vest. It requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 in their annual report. In August 2002, USA announced that it will be adopting SFAS No. 123.

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, to the extent necessary, to reduce deferred tax assets to their estimated realizable value.

As of December 31, 2001, we had utilized all of our net operating loss carryforwards that had been generated through our operations. The remaining net operating loss carryforwards will be recorded as a reduction in federal income tax for tax reporting purposes, but will not be used to reduce federal tax expense for financial reporting purposes. In the future, for financial reporting purposes, the benefit of the remaining net operating loss carryforwards from acquired net operating losses and stock option deductions will be recorded as an increase to equity when realized.

Until December 31, 2001, we had provided a full valuation allowance against deferred tax assets. As we continue to generate earnings each quarter, we review available evidence which includes a review of historical operating performance and projected income for the future quarters to determine whether certain of these deferred tax assets will, more likely than not, be realized. Based on this analysis, we may reduce or re-establish valuation allowance related to those deferred tax assets.

Overview

Our business is to sell travel services to leisure and corporate customers around the world. This encompasses providing real-time access to schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show tickets and theme park passes. We sell these travel services both individually and as components of dynamically assembled packaged travel vacations and trips. In addition, we provide content that presents travelers with information about travel destinations, maps and other travel details.

These travel services are primarily sold through our websites. These websites are located at Expedia.com, Expedia.co.uk, Expedia.de, Expedia.ca, Expedia.it, Expedia.nl, VacationSpot.com and Rent-a-Holiday.com. We also sell travel services through other websites and distribution channels. The Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft’s online services network, and WWTE, a private label travel business that supplies Expedia services and inventory to certain third parties, such as Alaska Airlines, for use on their own web sites. We also provide a toll free number so that our customers, including certain WWTE customers, can call to purchase travel products rather than purchasing online.

Beginning with the acquisition of Travelscape in March 2000, we have significantly expanded our merchant business. Our merchant products include the Expedia® Special Rate (ESR) hotels, Expedia® Bargain Fares (EBF), and Expedia® Vacation Packages. ESR hotels represents special negotiated rates with hotels worldwide. EBF represents special negotiated rates with airlines worldwide. The EBF dates and price are displayed up front but the airline or flight times are not disclosed until after the purchase. Expedia® Vacation Packages enable customers to customize their trips by selecting their itinerary, airline and hotel of choice for one package price. We also offer rental cars and other destination products and services such as sightseeing tours, cancellation waivers and theme park passes as part of Expedia Vacation Packages.

In September 2001, we entered into a joint venture with SNCF, the leading state-owned railways group in France, to operate a co-branded website at Voyages-SNCF.com that offers our travel products along with sale of railway tickets throughout Europe.

We further expanded our merchant business in March 2002 with the acquisition of substantially all of the assets of CCV, a provider of customized vacation packages to Hawaii, Mexico, North America, Europe and the Caribbean. The CCV business offers travel packages through a network of travel agents and travel agencies.

In July 2002, we extended our services and technology to corporate travel. As part of the expansion of our travel offerings to business customers and corporate travel managers, we purchased substantially all of the assets of Metropolitan. Metropolitan is expected to provide a core operation around which we will develop our dedicated corporate travel technology and services that address the business travel market. The dedicated technology, expected to be launched before the end of 2002, will utilize our proprietary ESP platform in an effort to give corporate travelers the ease of use, choice and control of our leading travel website, with thousands of air, hotel and car rental choices and combinations. In addition, we intend to give corporate travel managers dynamic tools with which to manage their employees’ travel and corporate travel policies, backed by a 24-hour corporate travel customer service center.

Our direct product development expenses consist primarily of compensation for personnel, and development and maintenance of our websites, including enhancements to and maintenance of the websites. Our direct sales and marketing expenses consist of advertising, distribution and public relations expenses as well as personnel-related costs. Our distribution activities relate to associate marketing agreements with various internet websites such as MSN.com. Our direct general and administrative expenses consist primarily of compensation for personnel to support functions such as finance, legal and human resources.

We divide our business into two reportable segments: North America and International. Segment reporting involves significant allocations of various overhead expenses across the segments. These allocations are primarily based on transaction volumes and other metrics.

Our revenues are impacted by the seasonality of the travel industry. Traditional leisure travel supplier and agency bookings typically are highest in the first two calendar quarters of the year as consumers plan and purchase their spring and summer travel and then the number of bookings flattens in the last two calendar quarters of the year. Since we record revenue under our merchant business based on the date of usage as opposed to booking, the summer has also reflected strong revenue. The fourth calendar quarter benefits some from Thanksgiving and Christmas in what is otherwise a slow period for leisure travel. Historically, the highest sequential revenue growth occurs in the first calendar quarter and then the growth rate slows in the remaining three quarters of each year. To date, financial results from our operations and acquisitions have masked this seasonal effect because our base of business has continued to grow substantially from quarter to quarter.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Statement of Operations Data:
Agency revenues	56%	38%	57%	41%
Merchant revenues	33%	59%	30%	55%
Advertising and other revenues	11%	3%	13%	4%

Revenues	100%	100%	100%	100%

Cost of agency revenues	20%	14%	22%	15%
Cost of merchant revenues	9%	18%	7%	16%
Cost of advertising and other revenues	1%	1%	1%	1%

Cost of revenues	30%	33%	30%	32%

Gross profit	70%	67%	70%	68%

Operating expenses:
Product development	9%	6%	10%	6%
Sales and marketing	34%	28%	38%	29%
General and administrative	8%	8%	9%	8%
Amortization of goodwill	8%	0%	8%	0%
Amortization of intangibles	12%	3%	15%	5%
Recognition of stock-based compensation	5%	1%	8%	2%

Total operating expenses	76%	46%	88%	50%

Income (loss) from operations	(6)%	21%	(18)%	18%
Net interest income and other	0%	2%	1%	2%
Share of joint venture net loss	0%	0%	0%	0%
USA merger-related expense	0%	0%	0%	(4)%

Income (loss) before provision for income taxes	(6)%	23%	(17)%	16%
Provision for income taxes	0%	(10)%	0%	(7)%

Net income (loss)	(6)%	13%	(17)%	9%

Revenues

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2001	2002		2001	2002
	($ in thousands)			($ in thousands
Agency revenues	$43,900	$54,800	25%	$77,249	$106,541	38%
Merchant revenues	25,886	85,727	231%	40,180	143,377	257%
Advertising and other revenues	8,688	4,351	(50)%	18,267	10,966	(40)%

Revenues	$78,474	$144,878	85%	$135,696	$260,884	92%

Total revenues reflect strong increases as internet commerce, especially travel sales, continues to gain acceptance and our customer base continues to grow. During the quarters ended June 30, 2001 and 2002, the average number of monthly unique visitors to our websites, according to Media Metrix, were 7.5 million and

12.1 million, respectively. For the six months ended June 30, 2001 and 2002, the average number of monthly unique visitors were 7.2 million and 11.7 million, respectively. The dollar value of the gross travel bookings made by our customers during the quarters ended June 30, 2001 and 2002 was $0.8 billion and $1.3 billion, respectively, and $1.5 billion and $2.4 billion for the six months ended June 30, 2001 and 2002, respectively.

We have also experienced growth in generating new customers. In the quarters ended June 30, 2001 and 2002, we had 0.9 million and 1.5 million, respectively, in new purchasing customers, and 1.6 million and 2.8 million in the six months ended June 30, 2001 and 2002, respectively. Our purchasing customers, who have purchased travel on more than one occasion, at June 30, 2001 and 2002, were 4.5 million and 9.1 million, respectively. Revenues grew faster than gross bookings due to the shift in mix towards merchant revenue, from which we generate greater revenue per booking. This was also the first full quarter of operations from CCV.

The increases in agency revenues for the three and six months ended June 30, 2002 compared to the same periods in 2001 were primarily due to the significant increase in merchant airline tickets sold. These increases in volume were partially offset by a decline in revenue per ticket. This is attributable to elimination of standard commissions by airlines and concessions made by us to secure low priced fares for our customers. We have entered into agreements with certain suppliers where we will continue to act as an agent for the suppliers and receive ticketing fees. However, these fees are still at reduced levels compared to the same periods in 2001. We expect our revenue per ticket to continue to decline in the future. The growth in agency revenues has also been aided by incentive commissions from airlines and car rental companies. Incentive commissions represent additional incentive compensation typically related to achieving specific performance targets. As our sales volumes have increased, our incentive commissions have increased as well. Our incentive commission per ticket has helped offset some of the declining trend in standard commission fees earned per ticket.

Merchant revenue has more than tripled over year-ago levels as our ability to appeal to and meet demand for summer travel has been a key growth driver in the three and six month periods ended June 30, 2002. We now offer new vacation activities to make our packages more flexible and complete, and we opened specific destination stores to help travelers see the choices available in any particular vacation destination. In September 2001, we introduced other destination products and services such as sightseeing tours, cancellation waivers and theme park passes as part of the vacation package products which have provided more sources of revenue over the same year-ago periods. The second quarter of 2002 was also the first full quarter of bookings and revenue from CCV. Absent the CCV revenue results, merchant revenue growth would have been 165% over the same quarter in 2001.

The ESR merchant hotel business has continued to grow substantially as we continue to add new available suppliers both domestically and internationally. ESR bookings now represent approximately 75% of all hotel gross bookings and we have expanded the number of merchant hotels we work with from approximately 2,200 to 6,000 since 2001. Merchant hotel room nights stayed during the quarter ended June 30, 2002 totaled 2.1 million, up from 0.7 million merchant room nights in the year-ago quarter. Merchant revenues have also increased significantly as a result of the March 2001 introduction of EBF. Revenues from CCV contributed approximately $5.6 million and $22.6 million of the increase in total merchant revenues in the three and six months ended June 30, 2002, respectively. In the quarter ended June 30, 2002, we recorded a change in estimate of $2.1 million related to expected hotel costs which resulted in reduction of our direct cost of merchant revenues thus further increasing our net merchant revenues.

Advertising and other revenues for the three and six months ended June 30, 2002 declined compared with the same period in 2001. An increase in advertising revenue was offset by a decline in license revenue. This decline was due to licensing agreements with Continental Airlines and American Express ending on June 30, 2001. We expect the decline in license revenue to continue as our agreement with Northwest Airlines is scheduled to end in the quarter ended September 30, 2002. In addition, we experienced slow growth rates in advertising due to the economic slowdown in the current periods.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2001	2002		2001	2002
	($ in thousands)			($ in thousands)
Cost of agency revenues	$15,850	$20,457	29%	$30,070	$39,960	33%
Cost of merchant revenues	6,409	26,334	311%	9,488	41,127	333%
Cost of advertising and other revenues	904	597	(34)%	1,690	1,445	(14)%

Cost of revenues	$23,163	$47,388	105%	$41,248	$82,532	100%

% of revenues	30%	33%		30%	32%
Gross profit	$55,311	$97,490	76%	$94,448	$178,352	89%

% of revenues	70%	67%		70%	68%

The large overall increase in cost of revenues correlates to the increase in the number of transactions processed by Expedia and the results from a full quarter of CCV operations. Transaction volumes increased from 2.2 million in the quarter ended June 30, 2001 to 3.7 million in the quarter ended June 30, 2002, a 68% increase. The transaction volume also increased from 4.0 million in the six months ended June 30, 2001, to 6.7 million in the six months ended June 30, 2002. As a result, the associated cost of agency and merchant revenues related to processing these transactions increased significantly.

The costs of agency revenues have increased in the three and six months ended June 30, 2002, as result of transaction volume increases and the continued popularity in our express ticket mailing service. The costs of agency revenues consist of fees paid to our fulfillment vendors for issuing airline tickets and related customer services, reserves and related payments to the airlines for tickets purchased with fraudulent credit cards, fees paid to our global distribution partner for use of their computer reservation and information services system and allocated and direct internal costs for the operation of our data center and call center.

The overall cost of merchant revenues has increased significantly in the three and six months ended June 30, 2002, as a result of the growth in ESR hotels and merchant packages and the continued growth of EBF, since its introduction in March 2001. The cost of merchant revenues consists of allocated and direct costs for the operation of our data center, call center and credit card merchant fees. This increase was coupled with increased headcount costs associated with the customer service centers, other administrative costs used to support the customer service centers, and the operations of our Internet infrastructure. In addition to the cost of merchant revenues listed above, CCV’s business includes commissions paid to travel agents as part of the cost of merchant revenues.

The cost of advertising and other revenues has decreased in the three and six months ended June 30, 2002, due to reduced headcount in response to the slowdown in advertising growth. The costs of advertising and other revenues consist mainly of costs related to the employees who are responsible for obtaining and placing banner and other advertisements on our websites.

The decrease in gross margin from 70% in the three months ended June 30, 2001 to 67% in the same period for 2002, and from 70% in the six months ended June 30, 2001 to 68% in the same period for 2002 is primarily due to the addition of a full quarter of CCV results. CCV includes the commissions paid to travel agents as cost of merchant revenues which reduces the gross margin. The decrease in gross margin was partially offset by two primary factors: continued growth in our merchant business, which yields a higher gross profit per transaction compared with the other lines of business; and reduction of calls per air and hotel reservation. This was achieved through website improvements which enabled our customers to navigate through our websites more efficiently, thereby reducing the number of calls to our call centers. In addition, we have managed our call center costs more effectively, as we have been able to achieve economies of scale.

Product Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2001	2002		2001	2002
	($ in thousands)			($ in thousands)
Product development	$7,261	$8,152	12%	$13,550	$16,879	25%

% of revenues	9%	6%		10%	6%

The increases in product development expenses in the three and six month periods ended June 30, 2002 as compared to same period in 2001, were primarily due to an increased number of personnel involved in the ongoing development and enhancement of our websites and support of infrastructure and systems. Beginning in April 2002, we put into use most of the computer and systems-related assets which resulted from our decision to migrate from Microsoft’s infrastructure. During the three and six months ended June 30, 2002 and 2001, we capitalized $2.0 million and $4.0 million and $2.6 million and $4.0 million, respectively. During the three months ended June 30, 2001 and 2002, we recorded amortization expense of $0.9 million and $1.7 million, respectively, and $1.4 million and $3.6 million for the six months ended June 30, 2002, respectively, related to website development and internally developed software. We also experienced increases in payroll tax expenses related to employees exercising their stock options during the three and six months ended June 30, 2002.

Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2001	2002		2001	2002
	($ in thousands)			($ in thousands)
Sales and marketing	$26,599	$41,213	55%	$51,382	$76,049	48%

% of revenues	34%	28%		38%	29%

The increases in sales and marketing expenses in the three and six months ended June 30, 2002, compared to the same periods in 2001, were primarily attributable to increased promotional and distribution activities intended to bring additional customers to our websites. Our promotional activities range from radio to magazine and other paper media advertising, and also include domestic and international television ads. Our distribution activities relate to associate marketing agreements with various internet websites such as MSN.com and our WWTE partners.

On February 4, 2002, in connection with the USA transaction, we received the right to advertising, marketing and promotion time on the various media outlets related to USA (including outlets of former USA entertainment businesses such as USA Network that are now part of Vivendi Universal Entertainment), valued at $15 million for each of the five one-year periods starting February 4, 2002. During the three and six months ended June 30, 2002, we expensed $4.3 million and $5.8 million, respectively, of this marketing time as sales and marketing expense, respectively. These costs are being expensed as incurred.

Although sales and marketing costs increased, our larger revenues resulted in a decrease in sales and marketing costs as a percentage of revenues. Beginning with the quarter ended September 30, 2001, we began redirecting visitors from the Travelscape.com and LVRS.com websites to the Expedia.com website. This has enabled our domestic brand awareness advertising to be focused on the Expedia.com website which, in turn, has enabled us to gain greater marketing efficiencies in the periods ended June 30, 2002 over the same periods in 2001. We expect that our future sales and marketing expense as a percentage of revenues will increase as we continue to increase our promotional and marketing activities.

General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2001	2002		2001	2002
	($ in thousands)			($ in thousands)
General and administrative	$6,647	$11,545	74%	$11,887	$19,786	198%

% of revenues	8%	8%		9%	8%

The increased growth and greater complexity in our business has required additional support and overhead. We have continued to hire employees to perform certain functions that were not previously necessary under our services agreement with Microsoft. Now that we have fully migrated off Microsoft’s systems, the costs to maintain and enhance our own systems are expected to be greater than the costs under the services agreement. As part of this migration, we will be amortizing the costs of our new systems now that they are in place. This was also the first full quarter of general expenses from CCV’s operations. General and administrative expenses related to CCV operations totaled $1.4 million for the quarter ended June 30, 2002.

Amortization of Goodwill and Intangibles

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2001	2002		2001	2002
	($ in thousands)			($ in thousands)
Amortization of goodwill	$5,921	$—	(100)%	$10,709	$—	(100)%

% of revenues	8%	0%		8%	0%

Amortization of intangibles	$9,509	$4,218	(56)%	$20,253	$12,986	(36)%

% of revenues	12%	3%		15%	5%

Amortization of goodwill and intangibles was related to our acquisitions of Travelscape and VacationSpot in March 2000 and CCV in March 2002. In July 2001, we discontinued amortizing goodwill as a result of the new accounting standard for goodwill. The portion of intangible assets with estimated useful lives of two years were fully amortized as of March 17, 2002. This has resulted in decreases in amortization of intangible assets from the three and six months ended June 30, 2001, to the same period in 2002. These decreases were partially offset by the amortization of CCV’s intangible assets, which commenced on April 1, 2002.

Recognition of Stock-Based Compensation

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2001	2002		2001	2002
	($ in thousands)			($ in thousands)
Recognition of stock-based compensation	$3,939	$1,541	(61)%	$10,416	$4,078	(61)%

% of revenues	5%	1%		8%	2%

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

On February 4, 2002, in connection with the USA transaction, two officers of the Company were issued a total of 35,000 restricted shares as part of their employment agreements. The restrictions lapse on February 4, 2005. These restricted shares were valued at $1.9 million and a related expense will be recognized over the three-year period. During the three and six months ended June 30, 2002, we recorded $0.1 million and $0.3 million, respectively, as stock-based compensation expense for these restricted shares.

Net Interest Income and other

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2001	2002		2001	2002
	($ in thousands)			($ in thousands)
Net interest income and other	$215	$2,485	1,056%	$1,781	$5,168	190%

% of revenues	0%	2%		1%	2%

During the quarter ended June 30, 2002, we began to invest in certain marketable debt securities, which consists of high-quality short to intermediate-term government agency securities. Interest income and other relates primarily to interest earned on these securities and our outstanding cash balances, which are invested in commercial money market funds. The increases in interest income during the three and six months ended June 30, 2002, compared to 2001, were due our growing cash balances and realized gain of $0.4 million on sale of investments, which have helped offset the negative effective of the decline in interest rates.

Provision for Income Taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2001	2002		2001	2002
	($ in thousands)			($ in thousands)
Provision for income taxes	$—	$(14,059)	100%	$—	$(18,673)	100%

% of revenues	0%	(10%)		0%	(7%)

We recorded a provision for deferred income taxes for the three and six months ended June 30, 2002 of approximately $14.1 million and $18.7 million, respectively. In the same periods of the prior year, we incurred operating losses as such no provision was recorded. At December 31, 2001, we utilized all of net operating loss carryforwards that had been generated through operations and the remaining carryforwards were related to net operating loss carryforwards from acquired companies’ net operating losses and stock option deductions. The net operating loss carryforwards utilized during three and six months ended June 30, 2002 were recorded as a reduction in federal income tax for tax reporting purposes, but not a reduction in federal tax expense for financial reporting purposes. The benefit from net operating loss carryforwards from acquired net operating losses and stock option deductions was recorded as an increase to equity. As of June 30, 2002, we had approximately $235 million in operating loss carryforwards and do not expect to owe or pay federal income tax until these are utilized.

Segment Results

Effective the quarter ended June 30, 2002, we changed our reportable segments to two: North America and International. The change in how we report our business reflects a restructuring of our organization. The North America segment generates its revenues from its points-of-sale in the U.S. and Canada. The International segment generates its revenues from its points-of-sale in the U.K., Germany, Belgium, Italy, the Netherlands, and France.

Income (loss) from operations for the three and six months ended June 30, 2001 and 2002 is as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2001	2002		2001	2002
	($ in thousands)			($ in thousands)
North America	$(904)	$31,564	N/A	$(15,281)	$51,149	N/A
International	(3,661)	(743)	80%	(8,468)	(2,575)	70%

	$(4,565)	$30,821		$(23,749)	$48,574

The North America segment holds the most significant portion of our overall operations. The operations for the North America segment include both agency and merchant revenues generated throughout the U.S. and Canada. The amortization of goodwill and identifiable intangibles, recognition of stock-based compensation expense, and USA transaction-related expenses have been exclusively allocated to the North America segment. Overhead from North America operations are allocated to the International segment based on transaction volume levels or other metrics.

The total increase in North America operating income during the three and six months ended June 30, 2002, compared to the same periods in 2001, reflects strong increases in revenues, efficiencies gained in our operations and a decline in amortization of goodwill and intangibles. As internet commerce, especially travel sales, continues to gain acceptance, our customer base has continues to grow. The primary drivers of growth in our North America segment have been ESR merchant hotel, EBF merchant air and our Packages product. The ESR merchant hotel business has continued to grow substantially as we continue to add new available supply domestically. ESR bookings now represent approximately 75% of all hotel gross bookings and we have expanded the number of merchant hotels we work with from approximately 2,200 to 6,000 since 2001. Merchant hotel room nights stayed during the quarter totaled 2.1 million, up from 0.7 million merchant room nights in the year-ago quarter. Since its introduction in March 2001, EBF merchant air has also experienced significant growth from the savings it offers to our customers. These increases in revenues have been partially offset by the decline in Advertising and Other due to the expiration of licensing agreement with Continental Airlines and American Express on June 30, 2001 and an overall decline in advertising revenues due to current economic conditions. The results for the three and six months ended June 30, 2002 also include revenues from CCV operations. We have also achieved efficiencies in our North America operations through Expedia.com website improvements which enabled our customers to navigate through our websites more efficiently, thereby reducing the number of calls to our call centers and cost per ticket sold.

The International segment experienced significant growth during the three and six months ended June 30, 2002 when compared to same periods in the prior year. This growth is primarily attributable to the increasing popularity of our websites due to our increased marketing activities. Beginning in the quarter ended December 31, 2001, we also began to offer merchant air, hotel and car on our international points-of-sale, including EBF air and ESR hotel, which have significantly increased revenue. Our revenues have demonstrated strong growth specifically in the UK, where we generate the highest transaction volumes.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $337 million and $238 million at June 30, 2002 and 2001, and our marketable securities balance was $115 million at June 30, 2002.

During the six months ended June 30, 2001 and 2002, net cash provided by operating activities was $63 million and $205 million, respectively. Changes in working capital, primarily driven by our merchant business, have been a significant source of cash. In our merchant business, we receive cash from customers on travel bookings before the travel has occurred. This is classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer’s use and subsequent billing from the supplier. Therefore, especially for the hotel business which is the majority of our merchant bookings, there is a significant lag period from the receipt of the cash from the customers to the payment of the monies to the suppliers. For the six months ended June 30, 2001 and 2002, the growth in net merchant bookings has contributed $37 million and $86 million, respectively, to our positive cash flow. The payment lag associated with paying non-air suppliers after the customer’s use has also significantly contributed to our positive cash flow, as evidenced by the increases in accounts payable and accrued expenses of $31 million and $44 million for the six months ended June 30, 2001 and 2002, respectively.

Net cash used in investing activities for the six months ended June 30, 2001 and 2002 was $7 million and $168 million, respectively. During the quarter ended June 30, 2002, we began investing in certain marketable debt securities, which consist of high-quality short to intermediate term fixed income securities. These investments are intended to provide additional interest income while at the same time ensuring liquidity and safety of principal. During the quarter ended June 30, 2002, we purchased $155 million and sold $41 million of such investments.

In addition, we paid net cash in the amount of $35.3 million related to the acquisition of CCV during the six months ended June 30, 2002. In February 2002, we purchased $47.2 million of outstanding debt of Classic Vacation Group, Inc. (CVG). In March 2002, we purchased the assets of CCV for $0.9 million in cash, plus the cancellation of the outstanding CVG debt. This total cash used to purchase CCV of $48.1 million was partially offset by acquiring $12.8 million of cash held by CCV, net of transaction costs.

Additional investing activities consisted primarily of capital expenditures, which totaled $10.5 million and $12.7 million during the six months ended June 30, 2001 and 2002, respectively. Capital expenditures were higher in the six months ended June 30, 2002, due to costs associated with the continuous expansion of our Bellevue and Las Vegas facilities and due to the purchasing of technology assets associated with our migration away from Microsoft systems and infrastructure and to our own systems and infrastructure. We capitalized $4.0 million and $4.0 million during the six months ended June, 2001 and 2002, respectively. Most of these assets have been placed into service during the three months ended June 30, 2002. We anticipate continued high levels of capital spending associated with website development, additional systems and infrastructure, and office space expansion.

Cash flows from financing activities were $8.1 million and $61.8 million for the six months ended June 30, 2001 and 2002, respectively. To purchase the outstanding debt of CVG in February 2002, we issued 936,815 shares of common stock to USA at a price of $50.17 in a private placement, raising approximately $47 million.

During the six months ended June 30, 2002, we incurred $9.9 million of costs associated with the USA transaction. These costs relate to financial advisory, accounting, legal and tax fees. These USA transaction-related expenses are classified as a financing activity. In August 2002, USA made a capital contribution of $20 million in lieu of offering Expedia a two-year option to acquire from USA all of the outstanding equity of National Leisure Group, Inc. The contribution will be recorded as a capital contribution from parent in the quarter ended September 30, 2002.

Stock option exercises by employees and directors were a source of cash totaling $6.9 million and $22.2 million for the six months ended June 30, 2001 and 2002, respectively. The increases in exercises was due primarily to the rise in our stock price. These exercises also affect operating results, as we incur payroll tax expenses on the taxable portion of employees’ gains upon exercise. These expenses are recognized in the cost of revenues, product development, sales and marketing, and general and administrative line items of our financial statements based upon where each employee’s salary expense resides at the time that the options are exercised.

Associated with the USA transaction, we issued approximately 6.4 million warrants to purchase our common stock, with an exercise price of $52 per share. No cash was received as part of this issuance. Because these warrants are tradable and do not expire until February 2009, we do not anticipate a significant inflow of cash from the exercises of these warrants in the next 12 months. For the six months ended June 30, 2002, proceeds from exercises of warrants was $30,000.

In December 2000, we entered into a one-year $7.0 million letter of credit facility. This facility enabled us to replace existing letters of credit that were fully secured with restricted certificates of deposit and similar investments with new letters of credit that were fully secured with a guarantee from Microsoft. This facility freed up cash for operating purposes. In December 2001, we renewed the $7.0 million letter of credit facility for an additional one-year term and entered into an additional $10.0 million revolving letter of credit facility. In May 2002, we amended the letter of credit and revolving letter of credit facilities by increasing the amounts available to $9.0 million and $15.0 million, respectively. Since Microsoft was released from the guarantee in connection with the USA transaction, these new letter of credit facilities require full collateralization with restricted investments for issued letters of credit. No claims have been made against any letters of credit at June 30, 2002. As of June 30, 2002, $20.0 million of cash is restricted related to collateralization of the letter of credit facilities.

The terrorist activities of September 11, 2001, and the uncertainty caused by the current economic, political and transportation climates may impact future demand for our products and services. As previously discussed, a significant amount of operating cash flows is from increased deferred merchant bookings and the payment lag associated with paying non-air merchant suppliers. In a time of declining demand, we would expect to experience a decrease in operating cash flows as deferred merchant bookings decreases with demand and the lagged amounts payable are paid to suppliers. We believe that our financial situation and cash will enable us to absorb a significant potential downturn in business. As a result, we anticipate being able to meet our operating cash needs without any need for additional funding in the near future. We also intend to continue to invest in marketable securities with maturities of three years or less in order to increase our interest income while still ensuring liquidity and safety of principal.

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

USA exercises significant control over Expedia

USA owns approximately 63.7% our outstanding common equity and 94.9% of our total voting power. As a result, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of our shareholders, except where a separate vote of the holders of our common shares is required by Washington law. In addition, USA controls our board of directors. Subject to applicable Washington law and agreements entered into as part of the USA transaction, USA generally will not be restricted, with regard to its ability to control the election of our directors, to cause the amendment of our articles of incorporation or bylaws, or generally to exercise a controlling influence over our business and affairs. In addition, because our board of directors approved the USA transaction, our shareholders may not benefit from certain protections afforded by the Washington anti-takeover statute in respect of future agreements with USA or its affiliates.

On June 3, 2002, USA indicated publicly its intent to commence an exchange offer whereby USA would seek to increase its equity ownership in Expedia to up to 100%. USA subsequently stated on June 5, 2002 that it did not intend to commence an exchange offer in the near future, but has publicly stated on several occasions that it remains committed to pursuing a transaction to acquire the balance of Expedia. We formed a special committee of our Board of Directors to represent the interests of Expedia and the minority shareholders of Expedia in connection with any potential offer USA may initiate. The Special Committee has been reviewing USA’s proposed offer and has conducted a due diligence review of our business and prospects as a standalone company, including reviews with management. On July 11, 2002, the Special Committee issued a press release in which it stated, among other things, that it believes that our standalone prospects continue to be excellent. It further stated that if a formal offer is commenced by USA, the Special Committee intends to promptly advise the minority shareholders of Expedia of its position with respect to such an offer.

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

For instance, USA is engaged in a diverse range of media, electronic and online commerce businesses, including businesses that may compete in one or more businesses with us, including Hotels.com (formerly Hotel Reservations Network). In addition, USA or its affiliates may acquire additional businesses that may conflict or compete with our business interests. Our amended and restated articles of incorporation include provisions which provide that (1) neither USA nor any of its affiliates will have any duty to refrain from engaging in the same or similar activities or lines of business of Expedia, thereby competing with us, and (2) neither USA nor any of its affiliates will have any duty to communicate or offer corporate opportunities to us and none of them will be liable for breach of any fiduciary duty to us, as a shareholder of Expedia or otherwise, in connection with such opportunities, provided that the procedures provided for in our articles of incorporation are followed. Finally, the possible exchange offer by USA creates potential conflicts of interest between USA and Expedia and its subsidiaries.

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

In addition, travel is sensitive to business and personal discretionary spending levels and tends to decline during general economic downturns. This could reduce our revenues. Other adverse trends or events that tend to reduce travel and may reduce our revenues include:

•	political instability;

•	regional hostilities;

•	price escalation in the airline industry or other travel-related industries;

•	increased occurrence of travel-related accidents;

•	airline or other travel-related strikes; and

•	bad weather.

Because our market is seasonal, our quarterly results will fluctuate and are difficult to predict

Our business experiences seasonal fluctuations, reflecting seasonal trends for the products and services offered by our websites. For example, traditional leisure travel supplier and agency bookings typically are highest in the first two calendar quarters of the year as consumers plan and purchase their spring and summer travel and then the number of bookings flattens in the last two calendar quarter of the year. These factors could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers.

Because of this seasonality, our operating results are volatile and difficult to predict. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarter, our operating results will fall below the expectations of securities analysts or investors. In this event, the trading price of our common shares may decline significantly.

Factors that may cause us to fail to meet the expectations of securities analysts or investors include the following:

•	our inability to obtain travel inventory on satisfactory terms from our travel suppliers;

•	the ability of our competitors to offer new or enhanced websites, services or products or similar services or products with lower prices;

•	our inability to obtain new customers at reasonable cost, retain existing customers or encourage repeat purchases;

•	decreases in the number of visitors to our websites or our inability to convert visitors to our websites into customers;

•	our inability to adequately maintain, upgrade and develop our websites, the systems that we use to process customers’ orders and payments or our computer network;

•	our inability to retain existing airlines, hotels, rental car companies and other suppliers of travel services or to obtain new travel suppliers;

•	fluctuating gross margins due to a changing mix of revenues;

•	the termination of existing relationships with key service providers or our failure to develop new ones;

•	the amount and timing of operating costs relating to expansion of our operations; and

•	economic conditions specific to the Internet, online commerce and the travel industry.

We depend on our relationships with travel suppliers and adverse changes in these relationships could affect our inventory of travel offerings

Our business relies on our relationships with our travel suppliers, and it would be negatively affected by adverse changes in these relationships. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Consistent with industry practices, we currently have few agreements with our travel suppliers obligating them to provide inventory for us to sell through our websites. It is possible that travel suppliers may choose not to make their inventory of services and products available through our distribution channels. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory. If our travel suppliers chose to do so, it could significantly decrease the amount or breadth of our inventory of available travel offerings. Of particular note is Orbitz, the airline direct-distribution website and is owned by American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines. Forrester Research reports that Orbitz is the only website for consumers to find unpublished special fares on these and at least 23 other airlines. Additionally, American Airlines, United Air Lines, Northwest Airlines, Continental Air Lines, US Airways Group and America West Airlines own a separate site known as “Hotwire”, which offers unpublished special fares on certain carriers. If a substantial number of our airline suppliers collectively agree or choose to restrict their special fares solely to Orbitz or Hotwire or some other channel, such action may have a material adverse affect on our business. We also depend on travel suppliers for advertising revenues. Adverse changes in any of these relationships, whether due to Orbitz, Hotwire or otherwise, could reduce the amount of inventory that we are able to offer through our websites.

A decline in commission rates and fees or the elimination of commissions could reduce our revenues and margins

A portion of our revenues depends on the commissions and fees paid by travel suppliers for bookings made through our travel service. Generally, we do not have written commission agreements with our suppliers. As is standard practice in the travel industry, we rely on informal arrangements for the payment of commissions. Travel suppliers are generally not obligated to pay any specified commission rate for bookings made through our company. Recently, airlines have cut or eliminated commission levels to travel agents. We cannot assure you that further airlines, hotel chains or other travel suppliers will not reduce current industry commission rates or eliminate commissions entirely, either of which could reduce our revenues and margins.

We may experience losses again in the future

Until recently, we have incurred substantial net losses due mainly to stock-based compensation and acquisitions made by us since our initial public offering. While we did report net income of $19.1 million for the quarter ended June 30, 2002, there is no guarantee we will be able to sustain this level of profitability going forward. If our revenues do not grow as expected, or if increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, operating results and financial condition.

We compete with a variety of companies with respect to each product or service we offer

These competitors include:

•	Internet travel agents such as Travelocity.com, Orbitz.com and American Express Interactive, Inc.;

•	local, regional, national and international traditional travel agencies;

•	consolidators and wholesalers of airline tickets, hotels and other travel products, including Hotels.com, Hotwire.com, Cheaptickets.com and Priceline.com;

•	airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites; and

•	operators of travel industry reservation databases.

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

In this regard, our operations face the risk of systems failures. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We do not currently have a back-up data center. Our business interruption insurance may not adequately compensate us for losses that may occur. The occurrence of a natural disaster or unanticipated problems at our facilities in Washington or Travelscape’s facilities in Nevada could cause interruptions or delays in our business, loss of data or render us unable to process reservations. In addition, the failure of our computer and communications systems to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions, could result in interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business.

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

As of June 30, 2002, we employed a total of 1,375 full-time employees. In order to achieve our anticipated growth, we will need to hire additional qualified employees. If we do not succeed in attracting new employees and retaining and motivating our current personnel, our business will be adversely affected.

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

Evolving government regulation could impose taxes or other burdens on our business, which could increase our costs or decrease demand for our products.

Federal legislation imposing limitations on the ability of states to tax Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, which was extended by the Internet Non-Discrimination Act, exempts specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. If this legislation is not renewed when it terminates, state and local governments could impose additional taxes on Internet-based sales, and these taxes could decrease the demand for our products or increase our costs of operations. In addition, despite the federal statute, state tax authorities may seek to establish that Expedia has nexus in the traditional sense and to collect state taxes on certain forms of revenue, either retroactively or prospectively or both.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 in January 2003 and do not expect the adoption of SFAS No. 143 to have a material effect on our financial position or result of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not held derivative financial instruments at any time. As we have large cash balances, we are subject to near-term adverse changes in interest rates which will principally affect the interest income we earn. If market interest rates were to decrease immediately and uniformly by 10% from levels at June 30, 2002, our net income and cash flows would decrease by an immaterial amount. We may, however, experience additional adverse changes if we incur variable-rate debt or hold derivative financial instruments in the future. Our international operations expose us to some foreign currency risk; however, we do not expect fluctuations in foreign currency exchange rates to have a material effect on our financial results.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See note 10 to Unaudited Condensed Consolidated Financial Statements (“Commitments and Contingencies”).

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

For a description of sales of unregistered securities by the Company in the six months ended June 30, 2002, please refer to “Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters” of Expedia’s transition report on Form 10-K for the six-month period ended December 31, 2001 filed with the SEC on April 1, 2002.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on June 19, 2002 for the following purposes:

•	electing thirteen directors to serve until the Annual Meeting of Shareholders to be held in 2003; and

•
approving the amendment of the Company’s 1999 Amended and Restated Employee Stock Purchase Plan to increase the number of authorized shares of common stock available for purchase thereunder from 300,000 to 800,000.

The tables below show the results of the votes for the election of the thirteen directors:

Director	Votes in Favor	Votes Withheld
Richard N. Barton	533,325,458	3,320,654
Barry Diller	529,395,135	7,250,977
Thomas C. Breitling	536,464,994	181,118
Julius Genachowski	529,407,321	7,238,791
Jay C. Hoag	536,468,221	177,891
Reed Hundt	536,495,131	150,981
Victor Kaufman	529,405,735	7,240,377
Dara Khosrowshahi	529,408,275	7,237,837
Gregory B. Maffei	536,507,888	138,224
Daniel Marriott	529,389,895	7,256,217
Jon Miller	529,432,945	7,213,167
John Pleasants	532,536,258	4,109,854
Gregory S. Stanger	533,328,867	3,317,245

The table below shows the results of the votes for the amendment to the 1999 Amended and Restated Employee Stock Purchase Plan:

Votes in Favor	Votes Against	Abstentions
535,557,856	1,030,516	57,740

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Four of the company’s executive officers currently have in effect Rule 10b5-1 sales plans for shares of the company’s common stock. Rule 10b5-1 requires, among other things, that the trading plans be established only at a time when the officer is not aware of material, nonpublic information. The plans specify the trading periods, which range from six months to one year, the numbers of shares to be sold, and prices at which shares may be sold. If all conditions of the plans are met, the aggregate number of shares that may be sold under the plans would be 492,919, which would equal approximately 15% of the aggregate number of shares, including restricted shares, vested and unvested warrants and vested and unvested option shares, held by the executive officers as of July 31, 2002.

Two of these officers’ trading plans expire in August 2002 and the officers may enter into subsequent trading plans. Officers may amend trading plans and may sell additional shares of common stock outside of the trading plans, provided they are not aware of material nonpublic information at such time.

Independence of Audit Committee Members

Prior to February 2002, we did not consider Gregory Maffei, chairman of our audit committee, to be independent under the requirements of Rule 4200(a)(14) of the NASD listing standards, because during the past three years he was employed by Microsoft Corporation, which was an affiliate of Expedia until February 2002 when it sold its controlling stake in Expedia to USA Interactive. However, as permitted under the NASD rules, our Board of Directors determined it to be required by the best interests of Expedia and its shareholders for Mr. Maffei to serve on the audit committee due to his extensive experience in financial and auditing matters, including his service as chief financial officer of Microsoft.

After the USAI transaction, we took the position that Mr. Maffei could now be considered to be independent under the requirements of the NASD rule as Microsoft was no longer an affiliate of Expedia. However, it is possible that, under a different interpretation of the NASD rule, Mr. Maffei could still be deemed not to be independent. Accordingly, in an abundance of caution, the other twelve members of our Board of Directors has indicated that, despite Mr. Maffei’s prior employment by Microsoft, it is required by the best interests of Expedia and its shareholders for Mr. Maffei to continue to serve on the Audit Committee due to his extensive experience in financial and auditing matters, including his service as Chief Financial Officer of Microsoft. At the next scheduled meeting of our Board of Directors, a resolution will be passed to this effect, which finding will permit Mr. Maffei to continue to serve on the audit committee pursuant to NASD Rule 4350(d)(2)(B). In January 2003, it will have been three years since Mr. Maffei stopped being employed by Microsoft and, under either interpretation of the NASD rule, he will be deemed to be independent.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

    None

(b)    Reports on Form 8-K

    The Company has filed the following reports on Form 8-K:

(i)    On May 3, 2002, Expedia filed a Form 8-K attaching its unaudited financial statements as of and for the three months ended March 31, 2002 and reporting a non-cash provision for income taxes of $4.6 million in the quarter. In addition, net income reflected approximately $9.9 million in non-recurring expenses related to the USA Networks, Inc. merger during the quarter.

(ii)    On May 15, 2002, Expedia filed a Form 8-K attaching the consolidated financial statements of Classic Vacations Group (“CVG”) and the unaudited proforma condensed consolidated balance sheet of the Registrant and Classic Custom Vacations (“CCV”), whose assets were acquired March 9, 2002, and the unaudited proforma consolidated statements of operations of the Registrant and CCV for the year ended June 30, 2001 and the six-month period ended December 31, 2001 as required to be filed pursuant to Item 7(b) of Form 8-K.

(iii)    On June 28, 2002, Expedia filed an Amendment to the Form 8-K filed on May 15, 2002 attaching a letter a letter Expedia had received confirming certain representations of Arthur Andersen LLP pursuant to Temporary Note 3T of Rule 3-01 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2002

/s/ Gregory S. Stanger

Gregory S. Stanger Sr. Vice President and Chief Financial Officer