Form 10-Q
period 2002-09-30
EXPEDIA INC
filed 2002-11-14
CIK 1095357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                      .

Commission File Number 0-27429

EXPEDIA, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1996083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13810 SE Eastgate Way, Ste. 400 Bellevue, WA	98005
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (425) 564-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s stock as of October 31, 2002 was approximately 57,915,000 consisting of 23,414,000 of common stock and 34,501,000 of Class B common stock.

EXPEDIA, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

INDEX

		Page

PART I. Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements	3
	a) Unaudited Consolidated Statement of Operations for the Three and Nine Months ended September 30, 2001 and 2002	3
	b) Unaudited Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002	4
	c) Unaudited Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the Period from January 1, 2002 to September 30, 2002	5
	d) Unaudited Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2001 and 2002	6
	e) Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II. Other Information
Item 1.	Legal Proceedings	39
Item 5.	Other Information	39
Item 6.	Exhibits and Reports on Form 8-K	40

SIGNATURES		41

CERTIFICATIONS		42

PART I. FINANCIAL INFORMATION

ITEM 1.     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Agency revenues	$39,279	$62,495	$116,528	$169,036
Merchant revenues	34,102	98,453	74,282	241,830
Advertising and other revenues	6,097	4,854	24,364	15,820

Revenues	79,478	165,802	215,174	426,686

Cost of agency revenues (excluding recognition of stock-based compensation of $43 and $6 for the three months ended September 30, 2001 and 2002, and $288 and $37 for the nine months ended September 30, 2001 and 2002)	15,977	24,574	46,047	64,534
Cost of merchant revenues (excluding recognition of stock-based compensation of $65 and $8 for the three months ended September 30, 2001 and 2002, and $146 and $41 for the nine months ended September 30, 2001 and 2002)	9,509	29,561	18,997	70,688
Cost of advertising and other revenues (excluding recognition of stock-based compensation of $10 and $0 for the three months ended September 30, 2001 and 2002, and $65 and $4 for the nine months ended September 30, 2001 and 2002)	801	585	2,491	2,030

Cost of revenues	26,287	54,720	67,535	137,252

Gross profit	53,191	111,082	147,639	289,434

Operating expenses:
Product development (excluding recognition of stock-based compensation of $2,263 and $635 for the three months ended September 30, 2001 and 2002, and $8,990 and $2,991 for the nine months ended September 30, 2001 and 2002)	7,209	9,310	20,759	26,189
Sales and marketing (excluding recognition of stock-based compensation of $183 and $17 for the three months ended September 30, 2001 and 2002, and $877 and $172 for the nine months ended September 30, 2001 and 2002)	26,071	49,206	77,453	125,255
General and administrative (excluding recognition of stock-based compensation of $1,000 and $666 for the three months ended September 30, 2001 and 2002 and $3,614 and $2,165 for nine months ended September 30, 2001 and 2002)	6,181	12,548	18,068	32,334
Amortization of goodwill			10,709
Amortization of intangibles	9,904	4,493	30,157	17,479
Recognition of stock-based compensation	3,564	1,332	13,980	5,410

Total operating expenses	52,929	76,889	171,126	206,667

Income (loss) from operations	262	34,193	(23,487)	82,767
Net interest income and other	1,329	2,407	3,110	7,575
Share of joint venture net loss		(120)		(518)
USA merger and related expenses	(6,341)	(977)	(6,341)	(10,837)

Income (loss) before provision for income taxes	(4,750)	35,503	(26,718)	78,987
Provision for income taxes		(15,434)		(34,107)

Net income (loss)	$(4,750)	$20,069	$(26,718)	$44,880

Net income (loss) per common share:
Basic	$(0.09)	$0.35	$(0.54)	$0.80

Diluted	$(0.09)	$0.32	$(0.54)	$0.71

Weighted average number of shares outstanding:
Basic	50,319	57,203	49,041	55,973

Diluted	50,319	62,761	49,041	63,232

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	December 31, 2001	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$238,374	$342,709
Marketable securities		182,523
Accounts receivable, net of allowance of $1,412 and $1,753	17,649	39,686
Prepaid merchant bookings	8,726	15,440
Prepaid expenses and other current assets	7,192	10,997

Total current assets	271,941	591,355
Property and equipment, net	21,447	27,625
Investment and restricted deposits	12,897	30,387
Deferred tax assets		9,300
Intangible assets, net	19,380	44,089
Goodwill, net	78,890	114,201

Total assets	$404,555	$816,957

LIABILITIES
Current liabilities:
Accounts payable	$34,097	$68,900
Accrued expenses	66,818	132,883
Deferred merchant bookings	52,965	170,738
Unearned revenue	1,574	4,730

Total current liabilities	155,454	377,251

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 120,000 and 600,000 shares authorized, 52,870 and 22,924 issued and outstanding	529	229
Class B common stock, $.01 par value, 0 and 150,000 shares authorized, 0 and 34,507 issued and outstanding		345
Preferred stock, $.01 par value, 10,000 and 20,000 shares authorized, none issued and outstanding
Stockholder warrants		77,839
Additional paid-in-capital	448,998	479,381
Contribution from parent		95,443
Contribution receivable from parent		(65,576)
Unearned stock-based compensation	(9,681)	(5,844)
Retained deficit	(190,946)	(146,066)
Accumulated other comprehensive income	201	3,955

Total stockholders’ equity	249,101	439,706

Total liabilities and stockholders' equity	$404,555	$816,957

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Common Stock		Class B Common Stock		Stockholder Warrants	Additional Paid-In Capital	Contribution by Parent	Contribution Receivable from Parent	Unearned Stock-Based Compensation	Retained Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	52,870	$529				$448,998			$(9,681)	$(190,946)	$201	$249,101
Comprehensive income:
Net income										44,880		44,880
Unrealized investment gains											3,751	3,751
Currency translation adjustment											3	3

Total comprehensive income												48,634
Contribution by USA							$95,296	$(75,296)				20,000
Contribution by Microsoft							147					147
Recognition of non-cash marketing expense								9,720				9,720
Proceeds from exercise of options	3,427	35				24,804						24,839
Proceeds from issuance of common stock	1,093	10				49,373						49,383
Recapitalization of common stock to Class B common stock	(34,507)	(345)	34,507	$345
Issuance of warrants to stockholders					$77,869	(77,869)
Proceeds from exercise of warrants	1				(30)	30
Tax benefit from stock options						32,472						32,472
Issuance of restricted stock	40					2,174			(2,174)
Recognition of stock-based compensation									5,410			5,410
Forfeiture of stock-based compensation						(601)			601

Balance, September 30, 2002	22,924	$229	34,507	$345	$77,839	$479,381	$95,443	$(65,576)	$(5,844)	$(146,066)	$3,955	$439,706

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2002
Operating activities:
Net income (loss)	$(26,718)	$44,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,300	12,653
Recognition of stock-based compensation	13,980	5,410
Amortization of goodwill and intangibles	40,866	17,479
Amortization of premium/(discount) on marketable securities, net		761
Realized gain on sale of marketable securities		(402)
USA merger and related expenses	6,341	10,837
Contributed USA marketing expenses		9,720
Deferred tax provision		34,045
Share of joint venture net loss		518
Cash provided (used) by changes in operating assets and liabilities, net of effects of purchase of new businesses:
Accounts receivable	(10,537)	(6,709)
Prepaid merchant bookings	(17,339)	2,114
Prepaid expenses and other current assets	(346)	(2,251)
Accounts payable and accrued expenses	26,684	71,625
Deferred merchant bookings	48,033	72,073
Unearned revenue	(4,637)	3,156

Net cash provided by operating activities	83,627	275,909

Investing activities:
Purchase of marketable securities		(220,270)
Proceeds from sale of marketable securities		41,138
Proceeds from sale of building	1,388
Additions to property and equipment	(13,858)	(15,891)
Cash acquired (used) in acquisition of new businesses	509	(44,896)
(Funding) return of restricted deposits, net	2,546	(15,187)

Net cash used by investing activities	(9,415)	(255,106)

Financing activities:
USA merger and related expenses	(6,341)	(10,837)
Net contribution from parent		20,000
Contribution by Microsoft		147
Net proceeds from issuance of common stock	1,609	49,383
Net proceeds from exercise of options	11,836	24,839
Repayment of notes payable	(1,764)

Net cash provided by financing activities	5,340	83,532

Effect of foreign exchange rates changes on cash and cash equivalents	(1)	—

Net increase in cash and cash equivalents	79,551	104,335
Cash and cash equivalents at beginning of period	118,250	238,374

Cash and cash equivalents at end of period	$197,801	$342,709

Supplemental disclosures to cash flow statements:
Contribution from parent—non-cash marketing	$—	$75,000
Contribution from parent—refund of merger related expenses		296
Forfeiture of stock-based compensation	1,606	601
Proceeds from exercise of warrants		30
Acquisition of new businesses		44,896
Warrants issued to stockholders		77,869
Issuance of restricted stock		2,174
Cost-based investment received	217
Cash paid for interest	72

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

On March 17, 2000, the Company acquired Travelscape.com, Inc. (“Travelscape”) and VacationSpot.com, Inc. (“VacationSpot”). Travelscape® was an Internet travel wholesaler and packager with discounted rate contracts with hotel and travel suppliers worldwide. Travelscape continues to operate as a wholly-owned subsidiary. VacationSpot was a reservation network for vacation homes, rental condominiums, inns and bed & breakfasts around the world. The VacationSpot business was merged into the Company’s existing lodging business at the time of acquisition. The Company redirects traffic from the Travelscape.com™, LVRS.com, and VacationSpot.com websites to the Expedia.com website.

In September 2001, the Company entered into a joint venture with Societe Nationale des Chemins de Fer Francais (“SNCF”), a state-owned railways group in France. The joint venture operates a co-branded website at Voyages-SNCF.com, which offers the same travel services as the Expedia websites as well as railway tickets in Europe.

On February 4, 2002, USA Interactive (formerly known as USA Networks, Inc.) (“USA”) completed its acquisition of a controlling interest in Expedia through a subsidiary merger (the “USA transaction”). Immediately following the USA transaction, USA owned all of the outstanding shares of the Company’s high-vote Class B common stock, representing approximately 64.2% of the Company’s outstanding shares, and 94.9% of the voting interest in Expedia. On February 20, 2002, USA acquired an additional 936,815 shares of the Company’s low-vote common stock. At September 30, 2002, USA’s ownership represented approximately 61.7% of the Company’s outstanding shares, with USA’s voting percentage remaining at 94.9%.

On March 9, 2002, the Company acquired substantially all of the assets of Classic Custom Vacations (“CCV”). CCV offers customized vacation packages to Hawaii, Mexico, North America, Europe and the Caribbean through a network of travel agents and travel agencies.

On July 13, 2002, the Company acquired substantially all of the assets of Metropolitan Travel, Inc. (“Metropolitan”). Metropolitan provides corporate travel services to over 230 corporate clients. This acquisition was part of the Company’s expansion into the corporate travel business.

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

The Company sells these travel services through five different distribution channels. The primary distribution channel is through its own websites. These websites are located at Expedia.com, Expedia.co.uk, Expedia.de, Expedia.ca™, Expedia.it and Expedia.nl. The Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft’s online services network. Visitors can also connect to the Expedia-branded websites via links from other websites.

The second distribution channel the Company sells through is directly on other travel companies’ websites. The Company does this through Worldwide Travel Exchange (WWTE), the private label travel business of one of its subsidiaries. A third distribution channel is selling travel services to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings. The fourth distribution channel the Company sells through is a network of third party travel agents and travel agencies. The fifth distribution channel is through the Company’s own travel agents for its corporate travel business. The Company’s travel agents work both in the Company’s offices and onsite at various corporate customer locations.

The Company classifies revenues into three categories: agency, merchant, and advertising and other. Agency revenues are derived from travel-related sales transactions where the Company receives commissions and fees from travel suppliers and corporate customers. Merchant revenues come from travel related sales transactions where the Company both purchases from the supplier and sells to the customer the requested travel service. Merchant revenues are presented in the statement of operations at the net amount, which reflects the gross amount charged to the customer less the cost paid to the supplier. In addition, the Company derives revenues from advertisements on its websites. The Company has also licensed components of its technology to other companies. Both advertising and licensing revenues are categorized as “Advertising and Other” revenues in the Company’s consolidated statement of operations.

The Company divides its operations into two segments: North America and International. The North America segment generates its revenues from its points-of-sale in the U.S. and Canada. The International segment generates its revenues from its points-of-sale in the U.K., Germany, Belgium, Italy, the Netherlands and France.

2.    Basis of Presentation

The accompanying condensed consolidated balance sheets and related interim condensed consolidated statement of operations, cash flows and changes in stockholders’ equity and comprehensive income, are unaudited and in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year. Readers of the condensed consolidated financial statements should read the information included in this Form 10-Q in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and notes included in the Company’s transition report on Form 10-K for the six-month period ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

Certain amounts for the prior year periods have been reclassified to conform to the current year presentation.

3.    Classic Custom Vacations Acquisition

On March 9, 2002, the Company acquired substantially all of the assets of CCV, a wholly-owned subsidiary of Classic Vacation Group, Inc. (“CVG”), a publicly traded corporation, for an aggregate purchase price of approximately $48.6 million, plus the assumption of approximately $30 million in net liabilities. In connection with the asset acquisition, in February 2002, the Company first assumed and repaid the outstanding debt of CVG for approximately $47 million in cash, using the proceeds from the sale of 936,815 shares of common stock to USA. On March 9, 2002, the Company then purchased the assets of CCV for approximately $1 million in cash.

The Company has accounted for its acquisitions under the purchase method of accounting in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The Company is evaluating the fair value of CCV’s assets acquired and liabilities assumed in order to make a final allocation of the excess purchase price, including allocation to intangibles other than goodwill. Accordingly, the purchase accounting information is preliminary and has been made solely for the purpose of developing such unaudited combined condensed consolidated financial information. The Company expects to finalize the allocation of the purchase price relating to the CCV transaction by the first quarter of 2003.

The following table summarizes the preliminary purchase accounting for the acquisition (in thousands):

Current assets	$46,042
Property and equipment, net	2,612
Other assets	271
Goodwill and intangible assets	79,213

Total assets acquired	128,138

Current liabilities	79,031

Total liabilities assumed	79,031

Net assets acquired	49,107
Less: acquisition costs	496

Purchase price	$48,611

A preliminary summary of identifiable intangible assets purchased as a result of the acquisition are as follows (in thousands):

	Cost	Estimated Useful life (in years)
Supplier relationships	$11,500	2
Travel agent relationships	12,400	10
Trademarks and tradenames	10,100	indefinite
Other	1,600	3-5

	$35,600

The following table presents the results of operations of the Company on a pro forma basis. These results are based on the individual historic results of the Company and CCV and reflect adjustments to give effect to the acquisition as if it had occurred at the beginning of each of the earliest period presented (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues	$99,729	$165,802	$275,743	$442,543
Cost of revenues	40,784	54,720	110,378	149,105

Gross profit	58,945	111,082	165,365	293,438
Operating expenses	58,761	76,889	189,410	210,993

Income (loss) from operations	184	34,193	(24,045)	82,445
Other income and expense	(4,019)	1,310	(2,162)	(3,481)

Income (loss) before provision for income taxes	(3,835)	35,503	(26,207)	78,964
Provision for income taxes	—	(15,434)	—	(35,600)

Net income (loss)	$(3,835)	$20,069	$(26,207)	$43,364

Net income (loss) per common share:
Basic	$(0.07)	$0.35	$(0.52)	$0.77

Diluted	$(0.07)	$0.32	$(0.52)	$0.68

Weighted average number of shares outstanding:
Basic	51,256	57,203	49,982	56,147

Diluted	51,256	62,761	49,982	63,406

4.    Metropolitan Travel Acquisition

On July 13, 2002, the Company acquired substantially all of the assets of Metropolitan, a closely held Seattle-based corporate travel agency.

The Company has accounted for this transaction under the purchase method of accounting in accordance with SFAS No. 141. The Company is in the process of evaluating the fair value of Metropolitan’s assets acquired and liabilities assumed in order to make a final allocation of the excess purchase price, including allocation to intangibles other than goodwill. Accordingly, the purchase accounting information is preliminary and has been made solely for the purpose of developing such unaudited combined condensed consolidated financial information. The Company expects to finalize the allocation of the purchase price relating to the Metropolitan transaction by third quarter of 2003.

The preliminary amount of the identifiable intangible asset, the customer relationships, purchased as a result of the acquisition is valued at $6.6 million. The amount is being amortized using the straight-line method over an estimated useful life of 5 years.

5.    Goodwill and Other Intangible Assets

On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Impairment adjustments recognized, if any, generally are recognized as operating expenses. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. As required under the standard, the Company continues to amortize intangible assets with finite lives on a straight-line basis, over their estimated useful lives, ranging from two to ten years and has ceased the amortization prospectively on goodwill and indefinite lived intangible assets upon adoption of the standard.

The Company completed its initial impairment assessment of goodwill by comparing the fair value of the North America segment to its carrying value. Fair value was determined using a discounted cash flow methodology. This impairment test is required to be performed upon adoption of the SFAS No. 142 and at least annually thereafter. Based on the initial impairment test performed as of December 31, 2001, none of the goodwill recorded was impaired and no impairment indicators have since arisen. The Company will perform its yearly impairment assessment of goodwill on December 31.

Financial information for the acquired intangible assets, including the intangible assets acquired as part of the CCV and Metropolitan acquisitions, are as follows (in thousands):

	December 31, 2001	September 30, 2002
Amortized intangible assets	$90,200	$122,300
Accumulated amortization	(70,820)	(88,311)

Amortized intangible assets, net	19,380	33,989
Unamortized intangible assets:
Trademarks and tradenames		10,100

	$19,380	$44,089

In connection with adopting SFAS No. 142, the Company also reassessed the useful lives and the classification of identifiable intangible assets. The only change was the reclassification to goodwill of $4.1 million for the intangible asset “acquired workforce” during the quarter ended September 30, 2001. Amortization expense for acquired intangible assets for the three and nine months ended September 30, 2002 was $4.5 million and $17.5 million, respectively. The estimated amortization for the remaining three-month period ended December 31, 2002 is $4.5 million.

The annual estimated amortization expense for the acquired intangible assets for the next five years is as follows (in thousands):

2003	$11,997
2004	4,793
2005	2,752
2006	2,660
2007	1,980

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

Balance, December 31, 2001	$78,890
Tax benefit from utilization of Travelscape and VacationSpot acquired net operating losses	(10,873)
Acquisition of new businesses	46,184

Balance, September 30, 2002	$114,201

The table below shows the effect on pro forma net loss and net loss per share had SFAS No. 142 been adopted in the prior period (in thousands, except per share amounts):

Nine Months Ended September 30, 2001
Reported net loss	$(26,718)
Amortization of goodwill	10,709
Amortization of workforce	1,200

Adjusted net loss	$(14,809)

Reported net loss per basic and diluted share	$(0.54)
Amortization of goodwill	0.22
Amortization of workforce	0.02

Adjusted net loss per basic and diluted share	$(0.30)

6.    Marketable Securities

The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company invests in certain marketable debt securities, which consist primarily of short to intermediate-term fixed income securities issued by U.S. government agencies. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses included in “Accumulated Other Comprehensive Income” on the statement of changes in stockholders’ equity and other comprehensive income. The specific identification method is used to determine the cost of all securities. The marketable securities are presented as current assets on the accompanying condensed consolidated balance sheets as they are intended to meet the short-term working capital needs of the Company.

The fair value of the investments is based on the quoted market price of the securities at the balance sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

The following table summarizes, by major security type, the Company’s marketable securities as of September 30, 2002, (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair value
U.S. government agency securities	$178,772	$3,751	$—	$182,523

The Company’s fixed-income marketable securities have contractual maturities ranging up to three years as of September 30, 2002. Gross realized gains of $0 and $0.4 million were realized on sales of available-for-sale marketable securities for the three and nine months ended September 30, 2002, respectively. This gain is included in “Net Interest Income and Other” on the consolidated statement of operations.

7.    Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 in January 2003 and does not expect the adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

8.    Income Tax

Effective October 1, 1999, the Company entered into a tax allocation agreement with Microsoft. On March 18, 2000, Microsoft’s investment in the Company fell below 80 percent ownership and, as a result, the Company began filing separate tax returns. Based on the tax allocation agreement, the Company may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999 to March 17, 2000 that are utilized on the Microsoft consolidated U.S. federal tax return. Reimbursements of approximately $2.5 million are expected to be received from Microsoft under this agreement if and when Microsoft utilizes the Company’s tax losses. As of September 30, 2002, the Company had received $0.1 million.

Under the tax allocation agreement, the Company must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options. In November 2001, the Company entered into an agreement with Microsoft setting forth the manner in which the Company will compensate Microsoft for these tax savings. Under the November 2001 agreement, the Company generally will be required to indemnify Microsoft for the actual federal and state tax savings, up to approximately $36 million that the Company realizes as a result of the use of certain compensation deductions, if and when the Company utilizes such tax savings. As of September 30, 2002, the Company had not utilized the tax savings. Any compensation to Microsoft as a result of utilized tax savings will be recorded as a capital distribution.

At September 30, 2002, the Company had net operating loss carryforwards of approximately $219 million for federal income tax purposes. The net operating loss carryforwards begin to expire in 2017. Approximately $31 million of the loss carryforwards is from acquired companies, the utilization of which, in each carryforward year, may be limited by the Internal Revenue Code.

The Company has utilized all of its net operating loss carryforwards that had been generated through operations other than those from the stock option deductions. The remaining net operating loss carryforwards at September 30, 2002 will be recorded as a reduction in federal income tax for tax reporting purposes, but will not be used to reduce federal tax expense for financial reporting purposes. In the future, for financial reporting purposes, the benefit of the remaining net operating loss carryforwards from acquired net operating losses and stock option deductions will be recorded as an increase to equity when realized. For the nine months ended September 30, 2002, the Company recorded $32.5 million as an increase to equity and $10.9 million as a decrease to goodwill related to utilized net operating loss carryforwards for financial reporting purposes. From this total of $43.4 million, the Company has recorded a tax provision of $34.1 million and a deferred tax asset of $9.3 million.

Until December 31, 2001, the Company had provided a full valuation allowance against deferred tax assets. Based upon available evidence, which included the review of operating performance for the nine-month period ended September 30, 2002, the deferred tax asset at that date was $9.3 million.

9.    Net Income (Loss) Per Share

Net income (loss) per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding. During the three and nine months ended September 30, 2001, common stock equivalent shares related to stock options and warrants are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. Accordingly, basic and diluted losses per share amounts are equivalent for the three and nine months ended September 30, 2001. Certain potential shares outstanding during the three and nine months ended September 30, 2002 were included in the diluted income per share computations, since their exercise prices were lower than the average market price of the common shares during the period and, accordingly, their effect is dilutive.

10.    Related Party Transactions

In connection with the USA transaction consummated on February 4, 2002, the Company received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after the consummation date on the various media outlets related to USA (including outlets of former USA entertainment businesses such as USA Network that are now part of Vivendi Universal Entertainment). The total amount due under this arrangement was recorded as “contribution receivable from parent” within the statement of changes in stockholders’ equity and other comprehensive income. The value of the media time is determined based on discounted media time rate cards for USA’s best customers and expensed as consumed. During the three and nine months ended September 30, 2002, the Company recorded $3.9 million and $9.7 million, respectively, under this arrangement as sales and marketing expense.

In addition, the Company received a two-year option to purchase a one-third interest in a new television channel to be developed by USA. The exercise price of the option will equal one-third of USA’s cost, plus interest up to the date of exercise. There will be no accounting recognition of the option until the option is exercised, if ever.

In August 2002, USA made a capital cash contribution of $20 million to Expedia in lieu of offering Expedia a two-year option to acquire from USA all of the outstanding equity of National Leisure Group, Inc. The Company has recorded the transaction as a capital contribution.

The Company entered into an agreement with Ticketmaster, Inc. (“Ticketmaster”), a subsidiary of USA, on March 19, 2002, to create a new gateway channel on Citysearch.com’s website. This is a content area that provides site visitors with Citysearch’s local content and enables them to plan and book trips using an Expedia.com booking tool with the availability of some Ticketmaster event tickets within Expedia’s customer-built trips. Revenues generated through the gateway channel are shared based on an agreed-upon transaction fee paid by the Company to Ticketmaster. The transaction fees paid in connection with this agreement during the three and nine months ended September 30, 2002 were $0.2 million and $0.2 million, respectively.

As the Company and Hotels.com have a common controlling shareholder, the Company previously has said that it would explore areas where it might work together with Hotels.com in a way that would benefit all Expedia customers and stockholders. Although there continue to be many areas of its business where the Company has decided that it can best achieve its goals through separate strategies and practices, there have been instances where, fully consistent with its existing contractual agreements, it has worked cooperatively with Hotels.com, and it anticipates that it will continue to explore such possibilities in the future.

11.    Commitments and Contingencies

Between June 5 and July 26, 2001, four class action complaints, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and certain underwriters of the Company’s initial public offering (“IPO”). On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. Plaintiffs filed an amended complaint on April 20, 2002. The amended complaint alleges that the Company’s prospectus was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of the Company in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges an agreement by the underwriters with the Company to provide positive market analyst coverage for the Company after the IPO that had the effect of manipulating the market for Expedia’s stock. Plaintiffs contend that, as a result of the alleged omissions from the prospectus and alleged market manipulation through the use of analysts, the price of the Company’s stock was artificially inflated between November 9, 1999, and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased stock during that period. On July 15, 2002, the Company and the individual defendants, along with the other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Arguments for and against the motion to dismiss were presented to the court on November 1, 2002. The court has not yet ruled on the motion. The Company intends to continue to defend against this action vigorously.

In early June 2002, eight class action complaints were filed in the Superior Court of the State of Washington for King County by plaintiffs purporting to be shareholders of the Company. The lawsuits were filed in response to statements made by USA regarding its intent to acquire the remaining shares in the Company by commencing an exchange offer. Each of the lawsuits alleges, in essence, that the price that USA stated it intended to offer was too low and that approval of the offer by the Company’s board would constitute a breach of fiduciary duty. On June 27, 2002, the plaintiffs in each of the eight lawsuits filed a joint motion to consolidate the cases into one case, and on July 17, 2002, the court issued an order consolidating the eight lawsuits. On October 10, 2002, USA announced that it was ending the ongoing process to acquire all of the publicly held shares of the Company. In light of this announcement, the Company is seeking dismissal of this litigation.

On September 6, 2002, a complaint was filed with the Superior Court of the State of Washington for King County by Amazon.com Commerce Services, Inc. (“Amazon”) alleging that the Company breached a May 25, 2001, Linking Agreement between Amazon and the Company. Amazon alleges that, under the Linking Agreement, it was to advertise and otherwise promote travel-related services provided by the Company on the Amazon.com website and through other media. Amazon alleges that the Company breached the Linking Agreement by failing to make payments due. Amazon also alleges that the Company refused to pay the amounts owed unless Amazon renegotiated the Linking Agreement and despite Amazon’s willingness and ability to continue performing its obligations, and that as a result, the Company is in breach of the duty of good faith and fair dealing implied in every contract. Amazon’s complaint seeks a judgment of approximately $3.7 million, plus prejudgment interest, an award of attorneys’ fees and other amounts to the maximum extent permitted by applicable law. The Company has not yet responded to the complaint. The court’s case schedule, issued upon filing of the complaint, sets a trial date of February 2, 2004. The Company intends to defend against this action vigorously. The Company had previously accrued for approximately $3.7 million relating to the Linking Agreement as sales and marketing expenses on the consolidated statement of operations.

In addition to the matters discussed above, the Company is subject to various legal proceedings, tax audits, and claims that arise in the ordinary course of business. Management believes that the resolution of all such matters will not have a material impact to the Company’s financial position, results of operations or cash flows.

Operating Lease

In September 2002, the Company entered into a lease agreement for additional office space in Bellevue, Washington which expires in September 2009. The leased space is initially for approximately 26,000 square feet and is scheduled to increase over the lease term to approximately 213,000 square feet. Future minimum lease payments on this non-cancelable operating lease for the three months ended December 31, 2002 is approximately $70,000 and for the next five years are as follows at December 31, (in thousands):

2003	$794
2004	1,289
2005	3,195
2006	3,195
2007	3,195
Thereafter	5,591

As the lease agreement was effective in October 2002, the Company has recognized no rent expense for the three months ended September 30, 2002.

12.    Segment Information

As of April 1, 2002, the Company changed its reportable segments to two, North America and International, to reflect a restructuring of its organization. The North America segment generates its revenues from its points-of-sale in the U.S. and Canada. The International segment generates its revenues from its points-of-sale in the U.K., Germany, Belgium, Italy, the Netherlands and France.

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

The segment information for the three and nine months ended September 30, 2001 and 2002 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues
North America	$76,124	$154,634	$206,428	$401,128
International	3,354	11,168	8,746	25,558

Total	$79,478	$165,802	$215,174	$426,686

Depreciation and amortization
North America	$12,522	$8,469	$48,076	$29,839
International	26	127	90	294

Total	$12,548	$8,596	$48,166	$30,133

Income (loss) from operations
North America	$2,655	$35,118	$(12,626)	$86,268
International	(2,393)	(925)	(10,861)	(3,501)

Total	$262	$34,193	$(23,487)	$82,767

13.    Subsequent Events

On October 28, 2002, the Company acquired substantially all of the assets of Newtrade Technologies, Inc. (“Newtrade”), a Montreal-based developer of software and information distribution services that help hotels deliver their rates and availability to the market more efficiently. The Company seeks to use Newtrade’s technology to enable the Company’s merchant hotel partners to improve their quality of connectivity and give hotels flexibility and control over their information distribution and inventory. The Company does not believe that the purchase price will have a material impact to the Company’s financial position.

On June 3, 2002, USA announced its intention to commence an exchange offer whereby USA would acquire all of the publicly held shares of the Company. The Company’s board of directors formed a special committee of to represent the interests of the Company and the minority shareholders of the Company in connection with this potential offer. On October 10, 2002, USA announced that it was ending the proposed exchange offer process, although USA could re-commence such a process in the future at any time. On October 15, 2002, the Company’s board of directors dissolved the special committee.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under “Factors That May Impact Future Results of Operations.”

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The United States Securities and Exchange Commission (the “SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. See Note 2 “Summary of Significant Accounting Policies” in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Transition Report on Form 10-K for the six-month period ended December 31, 2001. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

Agency revenues are derived from airline ticket transactions, hotel, cruise and car rental reservations and corporate transaction service fees. Airline ticket transactions make up the substantial majority of these revenues. These revenues represent both airline-paid ticketing fees and fees related to the sale of airline tickets. Airline-paid ticketing fees are negotiated with individual airlines and billed and collected through the Airline Reporting Corporation, an industry-administered clearinghouse. Fees related to the sale of airline tickets also include performance-based revenues from our global distribution partner and express fee revenues where we charge customers for processing and delivering a paper ticket via express mail if customers choose not to have electronic tickets or electronic tickets are not available. In addition, certain contracts with suppliers contain override commissions compensation typically related to achieving specific performance targets. Also, we generate corporate transaction service fees for providing travel booking services to our corporate customers.

We recognize agency revenues on air transactions when the reservation is made and secured by a credit card. We recognize a cancellation allowance on these revenues as we no longer receive a cancellation fee from the airlines. We recognize agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or an individual supplier or on receipt of the commissions. Override commissions are recognized each period based upon our projected and actual attainment of predetermined target sales levels. Where historical financial data is not available to project the target sales levels, we record the override commission upon receipt of the commission from the supplier. We recognize corporate transaction service fees as the services are performed and completed.

Merchant revenues are derived from transactions where we are the merchant of record and determine the price to the consumer. We have agreements with suppliers for blocks of inventory that we sell and these sales generate the majority of our total merchant revenues. We do not have purchase obligations for unsold inventory.

Recognition of merchant revenue occurs on the date the traveler uses the inventory (e.g., the date of airline departure or hotel stay). We recognize revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Based upon our evaluation of our merchant transactions in accordance with the various indicators identified in EITF No. 99-19, we have recorded revenue at the net amount, which is the amount charged to the customer less the amount paid to the supplier. USA has asked the SEC to confirm this accounting treatment along with that of another USA majority-owned company, Hotels.com. In the event that the SEC determines that gross basis accounting is appropriate for our merchant revenues, merchant revenue and merchant cost of revenue would increase by equivalent amounts and would be reported as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Merchant revenues	$185,877	$433,544	$380,055	$1,050,682
Cost of merchant revenues	151,775	335,091	305,773	808,852

	$34,102	$98,453	$74,282	$241,830

We accrue for costs of merchant revenues based on the expected amount to be invoiced to us by our suppliers. If we do not receive an invoice within a certain period of time, typically within six months, we may reverse a portion of the accrued cost thus increasing net revenue, subject to applicable state escheat laws.

We also derive revenues from the sales of advertisements on our websites and listing revenues from our VacationSpot website. We generally recognize advertising revenues ratably over the advertising period, depending on the terms of the advertising contract. Fees from the licensing of software are another source of revenues. The fixed portion of these license fees are recognized ratably over the lives of the contracts upon delivery of the software. Transaction-based fees are recognized when the relevant transactions occur. We also recognize some revenue related to barter arrangements. We have applied EITF 99-17, Accounting for Advertising Barter Transactions, in our valuation of this revenue.

Capitalized Internal Use Software and Website Development Costs

We capitalize certain direct costs incurred in conjunction with developing internal use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are being amortized using the straight-line method over their estimated useful lives ranging from three to five years, beginning when the software is ready for use. We also capitalize website development costs in connection with the periodic upgrades to our websites in accordance with EITF 00-2, Accounting for Website Development Costs. These costs are being amortized using the straight-line method over a one-year estimated useful life, beginning with the release of the website enhancements to which these costs pertained. Internal use software and website development costs are included in property and equipment assets in the accompanying condensed consolidated balance sheets.

Accounting for Goodwill and Certain Other Intangibles

On July 1, 2001, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Impairment adjustments recognized, if any, generally are recognized as operating expenses. Separable intangible assets that have finite lives will continue to be amortized over their estimated useful lives. As required under the standard, we continue to amortize intangible assets with finite lives on a straight-line basis, over their estimated useful lives, ranging from two to ten years and have ceased the amortization of goodwill and intangible assets with indefinite lives upon adoption of the standard.

We completed our initial impairment assessment of goodwill by comparing the fair value of the applicable reporting unit to the carrying value. Fair value was determined using a discounted cash flow methodology. This impairment test is required to be performed upon adoption of the SFAS No. 142 and at least annually thereafter. Based on the initial impairment test performed as of December 31, 2001, none of the goodwill recorded was impaired and no impairment indicators have since arisen. We will conduct another impairment test as of December 31, 2002.

Stock-Based Compensation

We follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting method under SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to our employee stock options is measured based on the intrinsic value of the stock options at the time of issuance and is recognized and expensed over the vesting period on an accelerated basis. SFAS No. 123 provides that the employee stock options are to be fair valued based on an option-pricing model and that this value should be recognized as an expense over the period in which the options vest. It requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 in their annual report. We are giving serious consideration to expensing all equity compensation awards with grant dates commencing on or after January 1, 2003 on our consolidated statement of operations.

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

Until December 31, 2001, we had provided a full valuation allowance against deferred tax assets. As we continue to generate earnings each quarter, we review available evidence which includes a review of historical operating performance and projected income for the future quarters to determine whether certain of these deferred tax assets will, more likely than not, be realized. Based on this analysis, we may reduce or re-establish the valuation allowance related to those deferred tax assets.

Overview

Our business is to sell travel services to leisure and corporate customers. We provide real-time access to schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show tickets and theme park passes. We sell these travel services both individually and as components of dynamically assembled packaged travel vacations and trips. In addition, we provide content that presents travelers with information about travel destinations, maps and other travel details.

In July 2002, we extended our services and technology to corporate travel. As part of the expansion of our travel offerings to business customers and corporate travel managers, we purchased substantially all of the assets of Metropolitan. Metropolitan is expected to provide a core operation around which we will develop our corporate travel technology and services that address the business travel market. The new technology will utilize our proprietary ESP platform in an effort to give corporate travelers the ease of use, choice and control of our leading travel website, with thousands of air, hotel and car rental choices and combinations. In addition, we intend to provide corporate travel managers with dynamic tools with which to manage their employees’ travel and corporate travel policies, backed by 24-hour corporate travel services.

In October 2002, we acquired substantially all of the assets of Newtrade, a Montreal-based developer of software and information distribution services that help hotels deliver their rates and availability to the market more efficiently. Newtrade’s technology is expected to enable connectivity between hotel reservation systems and electronic distribution channels, thereby automating processes and enabling a single-source connection through which hotels can reach multiple points of distribution, including the major global distribution systems (GDS) and partners like us, making it easier for hotels to change their rates and availability as the market dictates. This will enable our merchant hotel partners to have flexibility and control over their information distribution and inventory management and should make us a more attractive distribution partner to hotels and more cost effectively process merchant hotel transactions.

The costs of agency revenues consist primarily of fees paid to our fulfillment vendors for issuing airline tickets and related customer services, reserves and related payments to the airlines for tickets purchased with fraudulent credit cards, fees paid to one of our global distribution partners for use of their computer reservation and information services system and allocated and direct internal costs for the operation of our data center and call centers. The costs of merchant revenues consist of credit card merchant fees, allocated and direct internal costs for the operation of our data center and the internal and direct costs of operating the call centers. The costs of advertising and other revenues consist mainly of costs related to the employees who are responsible for placing banner and other advertisements on our websites.

Our product development expenses consist primarily of personnel costs for website development, maintenance and localization. Our sales and marketing expenses consist of advertising, distribution and public relations expenses as well as personnel-related costs. Our distribution activities relate to associate marketing agreements with various Internet websites such as MSN.com and our WWTE partners. Our direct general and administrative expenses consist primarily of compensation for personnel to support functions such as finance, legal and human resources, professional fees and depreciation of systems.

We divide our business into two reportable segments: North America and International. Segment reporting involves significant allocations of various overhead expenses across the segments. These allocations are primarily based on transaction volumes and headcount.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Statement of Operations Data:
Agency revenues	49%	38%	54%	39%
Merchant revenues	43%	59%	35%	57%
Advertising and other revenues	8%	3%	11%	4%

Revenues	100%	100%	100%	100%

Cost of agency revenues	20%	15%	21%	15%
Cost of merchant revenues	12%	18%	9%	17%
Cost of advertising and other revenues	1%	0%	1%	0%

Cost of revenues	33%	33%	31%	32%

Gross profit	67%	67%	69%	68%

Operating expenses:
Product development	9%	5%	10%	6%
Sales and marketing	33%	29%	36%	30%
General and administrative	8%	8%	8%	8%
Amortization of goodwill	0%	0%	5%	0%
Amortization of intangibles	13%	3%	14%	4%
Recognition of stock-based compensation	4%	1%	7%	1%

Total operating expenses	67%	46%	80%	49%

Income (loss) from operations	0%	21%	-11%	19%

Net interest income and other	2%	1%	2%	2%
Share of joint venture net loss	0%	0%	0%	0%
USA merger-related expense	-8%	-1%	-3%	-2%

Income (loss) before provision for income taxes	-6%	21%	-12%	19%
Provision for income taxes	0%	-9%	0%	-8%

Net income (loss)	-6%	12%	-12%	11%

Revenues

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2001	2002	Change	2001	2002	Change
	($ in thousands)			($ in thousands)
Agency revenues	$39,279	$62,495	59%	$116,528	$169,036	45%
Merchant revenues	34,102	98,453	189%	74,282	241,830	226%
Advertising and other revenues	6,097	4,854	-20%	24,364	15,820	-35%

Revenues	$79,478	$165,802	109%	$215,174	$426,686	98%

The increases in agency revenues for the three and nine months ended September 30, 2002, compared to the same periods in 2001, were primarily due to the significant increase in airline tickets sold domestically and internationally. These increases in volume were partially offset by a decline in revenue per ticket. This decline is attributable primarily to reductions in commissions and fees paid by airlines. We have entered into agreements or informal arrangements with most airline suppliers under which we act as an agent for the suppliers and receive ticketing fees. However, these fees are generally at reduced levels compared to the same periods in 2001. Commencing in November 2002, certain airlines will charge a fee for the issuance of paper tickets on top of the amount we will charge. This fee is expected to significantly reduce the number of paper tickets we issue. We expect our revenue per ticket to decrease as a result of the decline in paper tickets issued.

The growth in agency revenues has also been aided by incentive commissions from airlines and car rental companies. Incentive commissions represent additional incentive compensation typically related to achieving specific performance targets. As our sales volumes have increased, our incentive commissions have increased as well. Our incentive commission per ticket has helped offset some of the declining trend in standard commission fees earned per ticket for the three and nine months ended September 30, 2002.

Corporate transaction service fees represent service fees we generate for providing travel booking services to our corporate customers. In July 2002, we extended our services and technology to business customers and corporate travel managers with the acquisition of Metropolitan. Metropolitan is expected to provide a core operation around which we will develop our dedicated corporate travel technology and services that address the business travel market. As part of the Metropolitan acquisition, we have recorded Metropolitan’s corporate transaction service fees as agency revenues. Revenues from Metropolitan contributed approximately $2.1 million for the quarter ended September 30, 2002.

Merchant revenue has more than tripled for the nine month period ended September 30, 2002 compared to the same period in 2001. The Expedia Special Rate (ESR) merchant hotel business has continued to grow substantially as we continue to add new hotels both domestically and internationally. ESR bookings now represent approximately 80% of all hotel gross bookings and we have expanded the number of merchant hotels from approximately 2,200 to over 7,000 since 2001. The international segment experienced significant growth in the ESR merchant hotel business in 2002 compared to the same periods in 2001. Merchant hotel room nights stayed during the quarter ended September 30, 2002 totaled 2.6 million, up from 1.0 million merchant room nights in the year-ago quarter. Revenues from CCV contributed approximately $19.2 million and $41.3 million of the increase in total merchant revenues in the three and nine months ended September 30, 2002, respectively.

Advertising and other revenues for the nine months ended September 30, 2002 declined compared with the same period in 2001. An increase in advertising revenue was offset by a decline in license revenue. This decline was due to licensing agreements with Continental Airlines and American Express ending on June 30, 2001. The decline for the three months ended September 30, 2002 compared with the same period in 2001 was mainly due to a decrease in advertising revenues. We experienced slow growth rates in advertising due to the economic slowdown in the current periods. Our license agreement with Northwest Airlines was terminated during the quarter ended September 30, 2002. We have one remaining licensing agreement with a corporate customer under which the licensing revenues have been deferred.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2001	2002	Change	2001	2002	Change
	($ in thousands)			($ in thousands)
Cost of agency revenues	$15,977	$24,574	54%	$46,047	$64,534	40%
Cost of merchant revenues	9,509	29,561	211%	18,997	70,688	272%
Cost of advertising and other revenues	801	585	-27%	2,491	2,030	-19%

Cost of revenues	$26,287	$54,720	108%	$67,535	$137,252	103%

% of revenues	33%	33%		31%	32%
Gross profit	$53,191	$111,082	109%	$147,639	$289,434	96%

% of revenues	67%	67%		69%	68%

The costs of agency revenues have increased in the three and nine months ended September 30, 2002, as result of transaction volume increases domestically and internationally, and the growth in our paper ticket mailing service. In addition, we incurred costs related to Metropolitan’s revenue of $1.3 million for the quarter ended September 30, 2002. Our agency gross margin was 59% and 61% for the three months ended September 30, 2001 and 2002 and 61% and 62% for the nine months ended September 30, 2001 and 2002, respectively. We have been successful in increasing our gross margin despite a decline in revenue per ticket, as we are able to manage our costs more effectively and achieve greater economies of scale as a result of our revenue growth.

The overall costs of merchant revenues have increased significantly in the three and nine months ended September 30, 2002, as a result of the growth in ESR hotels and merchant packages since its introduction in March 2001. Our International ESR merchant hotel business has increased significantly in 2002 compared to the same period in 2001. In June 2002, we introduced vacation package products on our European websites which enabled customers to choose their desired hotel, airline tickets, car rental and insurance for a packaged price. Our revenues have demonstrated strong growth specifically in the UK, where we generate the highest transaction volume within the international segment. In addition to the cost of merchant revenues listed above, CCV’s business includes commissions paid to travel agents as part of the cost of merchant revenues. CCV’s costs of merchant revenues were $14.4 million and $31.6 million for the three and nine months ended September 30, 2002. Our merchant gross margin was 72% and 70% for the three months ended September 30, 2001 and 2002 and 74% and 71% for the nine months ended September 30, 2001 and 2002, respectively. Excluding the impact of CCV, the gross margins for the three and nine months ended September 30, 2002 would have been 81% and 80%. The increase in merchant gross margins from 2001 to 2002 excluding CCV is due to the high growth in merchant revenues and the higher gross profit per transaction compared to the agency business.

The costs of advertising and other revenues have decreased in the three and nine months ended September 30, 2002, due to reduced headcount in response to the slowdown in advertising revenue. The costs of advertising and other revenues consist mainly of costs related to the employees who are responsible for placing banner and other advertisements on our websites.

The increase in total cost of revenues correlates to the increase in the number of transactions processed by Expedia and the inclusion of the results from the CCV acquisition for six months and the Metropolitan acquisition for two and a half months. Transaction volumes increased from 2.2 million in the quarter ended September 30, 2001, to 4.2 million in the quarter ended September 30, 2002, a 91% increase. The transaction volume also increased from 6.2 million in the nine months ended September 30, 2001, to 11.0 million in the nine months ended September 30, 2002. As a result, the associated cost of agency and merchant revenues related to processing these transactions increased significantly.

Gross margin has remained consistent at 67% for the three months ended September 30, 2001 and 2002. The decrease in gross margin from 69% in the nine months ended September 30, 2001 to 68% in the same period for

2002 is primarily due to the addition of two quarters of CCV results. Gross margin excluding the results of Classic for the three and nine months ended September 30, 2002 would have been 73% and 73%, respectively. These increases are due to two primary factors: high growth rates in our merchant business, which yields a higher gross profit per transaction compared with the other lines of business; and reduction of telephone calls per air and hotel reservation. This reduction was achieved through website improvements which enabled our customers to navigate through our websites more efficiently, thereby reducing the number of calls to our call centers. In addition, we have managed our call center costs more effectively, as we have been able to achieve greater economies of scale.

The gross margins for the three months ended September 30, 2001 were negatively affected by the terrorist activities on September 11, 2001 as the mandated grounding of all flights by the FAA for several days coupled with the slow ramp-up of flights and cutbacks in schedules by the airlines reduced revenues. In addition, airlines allowed customers with non-refundable tickets to refund them and hotels relaxed their cancellation policies, resulting in lost agency and merchant revenue for us. Also, the volume of calls and length of calls at our call centers increased as the call centers were addressing customers’ travel concerns, thereby increasing cost of revenues.

Product Development

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2001	2002	Change	2001	2002	Change
	($ in thousands)			($ in thousands)
Product development	$7,209	$9,310	29%	$20,759	$26,189	26%

% of revenues	9%	5%		10%	6%

The increases in product development expenses in the three and nine month periods ended September 30, 2002, as compared to with same period in 2001 were primarily due to an increased number of personnel involved in the ongoing development, enhancement and localization of websites. During the three months ended September 30, 2001 and 2002, we capitalized $1.4 million and $1.7 million of website development costs and during the nine months ended September 30, 2001 and 2002, we capitalized $3.9 million and $5.2 million, respectively. During the three months ended September 30, 2001 and 2002, we recorded amortization expense of $1.0 million and $1.7 million, respectively, and $2.2 million and $4.4 million for the nine months ended September 30, 2001 and 2002, respectively, related to website development. Although research and development costs increased, our faster revenue growth resulted in a decrease in research and development costs as a percentage of revenues.

Sales and Marketing

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2001	2002	Change	2001	2002	Change
	($ in thousands)			($ in thousands)
Sales and marketing	$26,071	$49,206	89%	$77,453	$125,255	62%

% of revenues	33%	29%		36%	30%

The increases in sales and marketing expenses in the three and nine months ended September 30, 2002, compared to the same periods in 2001, were primarily attributable to increased promotional and distribution activities intended to bring additional customers to our websites. Our promotional activities range from radio to magazine and other paper media advertising, and also include domestic and international television ads. Our distribution activities relate to associate marketing agreements with Internet websites such as MSN.com and our WWTE partners.

On February 4, 2002, in connection with the USA transaction, we received the right to advertising, marketing and promotion time on the various media outlets related to USA (including outlets of former USA entertainment businesses such as USA Network that are now part of Vivendi Universal Entertainment), valued at $15 million for each of the five one-year periods starting February 4, 2002. During the three and nine months ended September 30, 2002, we expensed $3.9 million and $9.7 million, respectively, of this marketing time as sales and marketing expense. These costs are being expensed as incurred.

Although sales and marketing costs increased, our faster revenue growth resulted in a decrease in sales and marketing costs as a percentage of revenues. We expect that our future sales and marketing expense will increase as a percentage of revenue as we continue to increase our promotional and marketing activities.

General and Administrative

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2001	2002	Change	2001	2002	Change
	($ in thousands)			($ in thousands)
General and administrative	$6,181	$12,548	103%	$18,068	$32,334	79%

% of revenues	8%	8%		8%	8%

The increased growth and greater complexity in our business has required additional support and overhead. We have continued to hire employees to perform certain functions that were not previously necessary under our services agreement with Microsoft. Now that we have fully migrated off of Microsoft’s systems, the costs to maintain and enhance our own systems are greater than the costs under the services agreement. As part of this migration, we are amortizing the costs of our new systems. We have also included two and a half months of general and administrative expenses from Metropolitan’s operations as well as two full quarters of general and administrative expenses from CCV’s operations. General and administrative expenses related to Metropolitan totaled $0.3 million for the quarter ended September 30, 2002. General and administrative expenses related to CCV operations totaled $1.5 million and $3.4 million for the three and nine months ended September 30, 2002, respectively.

Amortization of Goodwill and Intangibles

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2001	2002	Change	2001	2002	Change
	($ in thousands)			($ in thousands)
Amortization of goodwill	$—	$—	0%	$10,709	$—	-100%

% of revenues	0%	0%		5%	0%
Amortization of intangibles	$9,904	$4,493	-55%	$30,157	$17,479	-42%

% of revenues	13%	3%		14%	4%

Amortization of goodwill and intangibles was related to our acquisitions of Travelscape and VacationSpot in March 2000, CCV in March 2002, and Metropolitan in July 2002. In July 2001, we discontinued amortizing goodwill as a result of the adoption of SFAS No.142. The portion of Travelscape and VacationSpot intangible assets with estimated useful lives of two years were fully amortized as of March 17, 2002. This has resulted in decreases in amortization of intangible assets in the three and nine months ended September 30, 2002, compared to the same periods in 2001. These decreases were partially offset by the amortization of CCV’s and Metropolitan’s intangible assets, which commenced in April 2002 and July 2002, respectively.

Recognition of Stock-Based Compensation

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2001	2002	Change	2001	2002	Change
	($ in thousands)			($ in thousands)
Recognition of stock-based compensation	$3,564	$1,332	-63%	$13,980	$5,410	-61%

% of revenues	4%	1%		7%	1%

Upon the completion of our initial public offering, all of the unvested options to purchase Microsoft common stock held by Expedia employees were converted to options to purchase Expedia common stock. These stock option issuances were deemed to be new grants and created a non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The decrease in the recognition of stock-based compensation from year to year relates to amortizing the expense, utilizing the accelerated method, over the vesting period of each individual grant. This results in higher amortization amounts during the beginning of the amortization period.

During the nine months ended September 30, 2002, we issued 40,000 of restricted shares to employees as part of employment agreements. These restricted shares were valued at $2.2 million and a related expense will be recognized over a three-year period. During the three and nine months ended September 30, 2002, we recorded $0.2 million and $0.4 million, respectively.

We are giving serious consideration to expensing all equity compensation awards with grant dates commencing on or after January 1, 2003 on our consolidated statement of operations.

Net Interest Income and Other

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2001	2002	Change	2001	2002	Change
	($ in thousands)			($ in thousands)
Net interest income and other	$1,329	$2,407	81%	$3,110	$7,575	144%

% of revenues	2%	1%		2%	2%

During the quarter ended June 30, 2002, we began to invest in certain marketable debt securities, which consist of high-quality short to intermediate-term agency securities. Interest income and other relates primarily to interest earned on these securities and our outstanding cash balances, which are invested in commercial money market funds. The increases in interest income during the three and nine months ended September 30, 2002, compared to with 2001, were due to our growing cash balances. In addition, during the nine months ended September 30, 2002, we had a realized gain of $0.4 million on the sale of investments. The increases in cash, investment income and the realized gain have helped offset the negative effect of the decline in interest rates.

Provision for Income Taxes

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2001	2002	Change	2001	2002	Change
	($ in thousands)			($ in thousands)
Provision for income taxes	$—	$15,434	100%	$—	$34,107	100%

% of revenues	0%	9%		0%	8%

We recorded a provision for income taxes for the three and nine months ended September 30, 2002, of approximately $15.4 million and $34.1 million, respectively. In the same periods of the prior year, we incurred operating losses and as such, no provision was recorded. At December 31, 2001, we utilized all of our net operating loss carryforwards that had been generated through operations and the remaining carryforwards were related to net operating loss carryforwards from acquired companies’ net operating losses and stock option deductions. The net operating loss carryforwards utilized during the three and nine months ended September 30, 2002, were recorded as a reduction in federal income tax for tax reporting purposes, but not a reduction in federal tax expense for financial reporting purposes. The benefit from net operating loss carryforwards from acquired net operating losses and stock option deductions was recorded as an increase to equity. As of September 30, 2002, we had approximately $219 million in operating loss carryforwards. With the exception of the amounts due to Microsoft under our tax sharing agreement, we do not expect to owe or pay federal income tax until these operating loss carryforwards are utilized, to the extent utilization of these operating loss carryforwards are not limited by the Internal Revenue Code due to changes in ownership provisions applicable to the companies we acquired.

Segment Results

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2001	2002	Change	2001	2002	Change
	($ in thousands)			($ in thousands)
Revenues
North America	$76,124	$154,634	103%	$206,428	$401,128	94%
International	3,354	11,168	233%	8,746	25,558	192%

	$79,478	$165,802	109%	$215,174	$426,686	98%

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2001	2002	Change	2001	2002	Change
	($ in thousands)			($ in thousands)
Income/(loss) from operations
North America	$2,655	$35,118	1223%	$(12,626)	$86,268	783%
International	(2,393)	(925)	61%	(10,861)	(3,501)	68%

	$262	$34,193	12951%	$(23,487)	$82,767	452%

As of April 1, 2002, we changed our reportable segments to two: North America and International. The change in how we report our business reflects a restructuring of our organization. The North America segment generates its revenues from its points-of-sale in the U.S. and Canada. The International segment generates its revenues from its points-of-sale in the U.K., Germany, Belgium, Italy, the Netherlands, and France.

The North America segment holds the most significant portion of our overall operations. The operations for the North America segment include both agency and merchant revenues generated throughout the U.S. and Canada. The amortization of goodwill and identifiable intangibles, recognition of stock-based compensation expense, and USA transaction-related expenses have been exclusively allocated to the North America segment. Overhead from North America operations is allocated to the International segment based on transaction volume levels and headcount.

The total increase in North America operating income during the three and nine months ended September 30, 2002, compared to the same periods in 2001, reflects increases in revenues, efficiencies gained in our operations and a decline in amortization of goodwill and intangibles. The primary drivers of growth in our North America segment have been ESR merchant hotel and our packages product. The ESR merchant hotel business has continued to grow substantially as we continue to add new available suppliers domestically. Merchant hotel room nights stayed during the quarter ended September 30, 2002 totaled 2.3 million, up from 0.9 million merchant room nights in the year-ago quarter. Since its introduction in March 2001, EBF merchant air revenues have also experienced significant growth from the savings we offered to our customers. These increases in revenues have been partially offset by the decline in Advertising and Other due to the expiration of licensing agreements with Continental Airlines and American Express on June 30, 2001, the termination of a licensing agreement with Northwest Airlines on September 6, 2002 and an overall decline in advertising revenues due to current economic conditions. The results for the three and nine months ended September 30, 2002, also include revenues from CCV and Metropolitan operations. We have also achieved efficiencies in our North America operations through Expedia.com and Expedia.ca website improvements which enable our customers to navigate through our websites more efficiently, thereby reducing the number of calls to our call centers and cost per ticket sold.

The International segment experienced significant growth during the three and nine months ended September 30, 2002, compared to with same periods in the prior year. This growth is primarily attributable to the increasing popularity of our websites due to our increased marketing activities. ESR merchant hotel business has increased significantly in 2002 compared to the same period in 2001. In June 2002, we introduced vacation package products on our European websites which enabled customers to choose their desired hotel, airline tickets, car rental and insurance for a packaged price. Our revenues have demonstrated strong growth specifically in the UK, where we generate the highest transaction volumes in the international segment.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities. Our cash and cash equivalents balance was $342.7 million and $197.8 million at September 30, 2002 and 2001, and our marketable securities balance was $182.5 million at September 30, 2002.

During the nine months ended September 30, 2001 and 2002, net cash provided by operating activities was $83.6 million and $275.9 million, respectively. Changes in working capital, primarily driven by our merchant business, have been a significant source of cash. In our merchant business, we receive cash from customers on travel bookings before the travel has occurred. This is classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer’s use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is a significant lag period from the receipt of the cash from the customers to the payment to the suppliers. For the nine months ended September 30, 2001 and 2002, the growth in net merchant bookings has contributed $30.7 million and $74.2 million, respectively, to our positive cash flow. The payment lag associated with paying non-air suppliers after the customer’s use has also significantly contributed to our positive cash flow, as evidenced by the increases in accounts payable and accrued expenses of $26.7 million and $71.6 million for the nine months ended September 30, 2001 and 2002, respectively.

Net cash used in investing activities for the nine months ended September 30, 2001 and 2002, was $9.4 million and $255.1 million, respectively. During the quarter ended June 30, 2002, we began investing in certain marketable debt securities, which consist of high-quality short to intermediate term fixed-income securities. These investments are intended to provide additional interest income while at the same time ensuring liquidity and safety of principal. During the nine months ended September 30, 2002, we purchased $220.3 million and sold $41.1 million of such investments.

In addition, we paid net cash in the amount of $35.3 million related to the acquisition of CCV in March 2002. In February 2002, we assumed and repaid $47.2 million of outstanding debt of CVG. In March 2002, we purchased the assets of CCV for $0.9 million in cash, plus the cancellation of the outstanding CVG debt. This total cash used to purchase CCV of $48.1 million was partially offset by acquiring $12.8 million of cash held by CCV, net of transaction costs. For the nine months ended September 30, 2002, we paid total net cash of $44.9 million for acquisitions.

Additional investing activities consisted primarily of capital expenditures, which totaled $13.9 million and $15.9 million during the nine months ended September 30, 2001 and 2002, respectively. Capital expenditures were higher in the nine months ended September 30, 2002, due to costs associated with the continuous expansion of our Bellevue and Las Vegas facilities and due to the purchasing of technology assets associated with our shift from Microsoft systems and infrastructure to our own systems and infrastructure. We anticipate continued growth of capital spending associated with website development, additional systems and infrastructure, and office space expansion.

Cash flows from financing activities were $5.3 million and $83.5 million for the nine months ended September 30, 2001 and 2002, respectively. To purchase the outstanding debt of CVG in February 2002, we issued 936,815 shares of common stock to USA at a price of $50.17 in a private placement, raising approximately $47 million.

During the nine months ended September 30, 2002, we incurred $9.9 million of costs associated with the February 2002 USA transaction and $0.9 million of costs associated with the USA proposed exchange offer. These costs relate to financial advisory, accounting, legal and tax fees. These USA transaction-related expenses are classified as a financing activity. In August 2002, USA made a capital contribution of $20 million in lieu of offering Expedia a two-year option to acquire from USA all of the outstanding equity of National Leisure Group, Inc.

Stock option exercises by employees and directors were a source of cash totaling $11.8 million and $24.8 million for the nine months ended September 30, 2001 and 2002, respectively. These exercises also affect operating results, as we incur payroll tax expenses on the taxable portion of employees’ gains upon exercise. These expenses are recognized in the cost of revenues, product development, sales and marketing, and general and administrative line items of our financial statements based upon where each employee’s salary expense resides at the time that the options are exercised.

Associated with the USA transaction, we issued to our shareholders and optionholders approximately 6.4 million warrants to purchase our common stock, with an exercise price of $52 per share. No cash was received as part of this issuance. Because these warrants are tradable and do not expire until February 2009, we do not anticipate a significant inflow of cash from the exercises of these warrants in the next 12 months. For the nine months ended September 30, 2002, proceeds from exercises of warrants were approximately $30,000.

In December 2000, we entered into a one-year $7.0 million letter of credit facility. This facility enabled us to replace existing letters of credit that were fully secured with restricted certificates of deposit and similar investments with new letters of credit that were fully secured with a guarantee from Microsoft. This facility freed up cash for operating purposes. In December 2001, we renewed the $7.0 million letter of credit facility for an additional one-year term and entered into an additional $10.0 million revolving letter of credit facility. In April 2002, we amended the letter of credit and revolving letter of credit facilities by increasing the amounts available to $15.0 million each. Since Microsoft was released from the guarantee in connection with the USA transaction, these new letter of credit facilities require full collateralization with restricted investments for issued letters of credit. No claims have been made against any letters of credit at September 30, 2002. As of September 30, 2002, $29.0 million of cash is restricted related to collateralization of the letter of credit facilities.

The terrorist activities of September 11, 2001, and the uncertainty caused by the current economic, political and transportation climates may affect future demand for our products and services. As previously discussed, a significant amount of operating cash flows is from increased deferred merchant bookings and the payment lag associated with paying non-air merchant suppliers. In a time of declining demand, we would expect to experience a decrease in operating cash flows, or negative operating cash flows, as deferred merchant bookings decreases with demand and the lagged amounts payable are paid to suppliers. We believe that our financial situation and cash would enable us to absorb a significant potential downturn in business. As a result, we anticipate being able to meet our operating cash needs without any need for additional funding in the near future. We intend to continue to invest in marketable securities with maturities of three years or less in order to enhance our interest income while still ensuring liquidity and safety of principal.

Factors That May Impact Future Results of Operations

While management is optimistic about our long-term prospects, an investment in our securities involves a high degree of risk. Investors evaluating us and our business should carefully consider the factors described below and all other information contained in our transition report on Form 10-K before purchasing our securities. Any of the following factors could materially impact our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

USA exercises significant control over Expedia

At September 30, 2002, USA owns approximately 61.7% of our outstanding common equity and 94.9% of our total voting power. As a result, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of our shareholders, except where a separate vote of the holders of our common shares is required by Washington law. In addition, USA controls our board of directors. Subject to applicable Washington law and agreements entered into as part of the USA transaction, USA generally will not be restricted with regard to its ability to control the election of our directors, to cause the amendment of our articles of incorporation or bylaws, or generally to exercise a controlling influence over our business and affairs. In addition, because our board of directors approved the USA transaction, our shareholders may not benefit from certain protections afforded by the Washington anti-takeover statute in respect of future agreements with USA or its affiliates.

On June 3, 2002, USA announced its intention to commence an exchange offer to increase its equity ownership in Expedia to up to 100%. Our board of directors formed a special committee to represent the interests of Expedia and the minority shareholders of Expedia in connection with this potential offer. On October 10, 2002, USA announced that it was ending the proposed exchange offer process, although USA could re-commence such a process in the future at any time. The board of directors dissolved the special committee on October 15, 2002. There can be no assurance that USA will not in the future resume its effort to acquire 100% of Expedia’s outstanding shares.

Conflicts of interest may arise between USA and Expedia, which may be resolved in a manner that adversely affects our business, financial condition or results of operations

Conflicts of interest may arise between us, on the one hand, and USA and its other affiliates, on the other hand, in areas relating to past, ongoing and future relationships, including corporate opportunities, potential acquisitions or financing transactions, sales or other dispositions by USA of its interest in Expedia and the exercise by USA of its ability to control our management and affairs. Conflicts, disagreements or other disputes between Expedia and USA may arise and may be resolved in a manner that adversely affects our business, financial condition or results of operations.

For instance, USA is engaged in a diverse range of media, electronic and online commerce businesses, including businesses that offer services that overlap with ours, including Hotels.com. While USA encourages its operating units to cooperate with each other and Expedia may benefit from being able to better serve its customers through such cooperation, Expedia also could lose business to such other USA operating units. In addition, USA or its affiliates may acquire additional businesses that may conflict or overlap with our business interests. Our amended and restated articles of incorporation include provisions which provide that (1) neither USA nor any of its affiliates will have any duty to refrain from engaging in the same or similar activities or lines of business of Expedia, thereby potentially diverting business from us, and (2) neither USA nor any of its affiliates will have any duty to communicate or offer corporate opportunities to us and none of them will be liable for breach of any fiduciary duty to us, as a shareholder of Expedia or otherwise, in connection with such opportunities, provided that the procedures provided for in our articles of incorporation are followed.

Our directors and officers may have interests in USA and its subsidiaries that could create potential conflicts of interest

Ownership interests of directors or officers of Expedia in USA common stock, or ownership of directors or officers of USA in Expedia common shares or service as both a director or officer of Expedia and a director, officer or employee of USA, could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Expedia and USA. As a result of the USA transaction, Barry Diller, chairman of the board of directors of USA, became chairman of the board of directors of Expedia. A majority of our board of directors are also directors, officers or employees of USA. In addition, interlocking relationships may exist between certain members of our board of directors and members of the boards of directors of other USA subsidiaries that provide services that overlap ours, including Hotels.com, and important suppliers of ours that also have strong business relationships with our direct competitors.

Declines or disruptions in the travel industry, such as those caused by terrorism, war or general economic downturns, could reduce our revenues

We depend on the stability of the travel industry and the viability of travel suppliers. Our business is highly sensitive to economic conditions as well as issues that impact travel safety. We could experience a protracted decrease in demand for our travel services due to fears regarding acts of terrorism, breakouts of war, military responses to acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. This decrease in demand, depending on its scope and duration—which we cannot predict at this time—together with any future issues impacting travel safety, could significantly impact our long-term results of operations or financial condition.

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

Because our market is seasonal, our quarterly results will fluctuate and are difficult to predict

Our business experiences seasonal fluctuations, reflecting seasonal trends for the products and services offered by our websites. For example, traditional leisure travel supplier and agency bookings typically are highest in the first two calendar quarters of the year as consumers plan and purchase their spring and summer travel and then the number of bookings flattens in the last two calendar quarters of the year. These factors could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers. For instance, during seasonal periods when demand is high, suppliers may impose blackouts for their inventory that prohibit us from selling their inventory during such periods.

Because of this seasonality, our operating results are volatile and difficult to predict. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. Our historical growth has tended to mask the effects of seasonality on our operating results, and to the extent our rate of growth slows in the future these effects may become more pronounced.

Because our results of operations are difficult to predict, they may fluctuate substantially from the estimates of securities analysts or from our published budgets

In the event that our operating results fall below the expectations of securities analysts or investors, the trading price of our common shares may decline significantly. Factors that may cause us to fail to meet the expectations of securities analysts or investors include the following:

•	our inability to obtain travel inventory on satisfactory terms from our travel suppliers;

•	the ability of our competitors to offer new or enhanced websites, services or products or similar services or products with lower prices;

•	our inability to obtain new customers at reasonable cost, retain existing customers or encourage repeat purchases;

•	decreases in the number of visitors to our websites or our inability to convert visitors to our websites into customers;

•	our inability to adequately maintain, upgrade and develop our websites, the systems that we use to process customers’ orders and payments or our computer network;

•	our inability to retain existing airlines, hotels, rental car companies and other suppliers of travel services or to obtain new travel suppliers;

•	fluctuating gross margins due to a changing mix of revenues;

•	the termination of existing relationships with key service providers or our failure to develop new ones;

•	the amount and timing of operating costs relating to expansion of our operations;

•	economic conditions specific to the Internet, online commerce and the travel industry; and

•	a decrease in overall travel spending due to terrorism, war, economic recession, bad weather or other external factors.

We depend on our relationships with travel suppliers and distribution partners and adverse changes in these relationships could affect our inventory of travel offering and, our transaction revenue

Our business relies on our relationships with our travel suppliers and distribution partners. Adverse changes in any of these relationships could reduce the amount of inventory that we are able to offer through our websites. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Consistent with industry practices, we currently have few agreements with our travel suppliers obligating them to provide inventory for us to sell through our websites. It is possible that travel suppliers may choose not to make their inventory of services and products available through our distribution channels. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory. We also depend on travel suppliers for advertising revenues. If our travel suppliers chose not to make their services and products available to us, or not to advertise with us or if we are unable to negotiate acceptable terms with our suppliers, it could significantly decrease the amount or breadth of our inventory of available travel offerings.

Of particular note is Orbitz, the airline direct-distribution website owned by American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines. Additionally, American Airlines, United Air Lines, Northwest Airlines, Continental Air Lines, US Airways Group and America West Airlines own a separate site known as “Hotwire”, which offers unpublished special fares on certain carriers. If a substantial number of our airline suppliers choose to restrict their special fares solely to Orbitz or Hotwire or some other channel, such action may have a material adverse affect on our business.

In addition to the impact on our supply, we may experience an adverse impact on our business. Due to the failing financial health of many of our travel suppliers, we may experience accounts receivable collections issues and this may result in the recording of bad debts expense or in some cases, as a reduction in revenues.

Efforts by our suppliers to reduce distribution costs, such as a decline in commission rates and fees or the elimination of commissions, could reduce our revenues and margins

A portion of our revenues depends on the commissions and fees paid by travel suppliers for bookings made through our travel service. Generally, we do not have written commission agreements with our hotel suppliers. As is standard practice in the hotel industry, we rely on informal arrangements for the payment of commissions. We generally negotiate commissions and fees with our other travel suppliers. Recently, airlines have cut or eliminated commission levels to travel agents. We cannot assure you that airlines, hotel chains or other travel suppliers will not reduce current industry commission rates further or eliminate commissions entirely, either of which could reduce our revenues and margins.

A portion of our revenues depends on payments from our GDS partners as consideration for segment fees received by them from suppliers for transactions generated through one of our five distribution channels. Generally, we have written agreements with respect to these payments from our GDS partners. Nevertheless, there can be no assurance that our GDS partners will not reduce these payments or eliminate them entirely over time, either of which could reduce our revenues and margins. In this regard, on November 12, 2002, the Department of Transportation issued a Notice of Proposed Rulemaking regarding its existing rules governing certain GDSs known as airline computer reservation systems. These proposed rules expressly seek to give airlines more flexibility in bargaining with the companies that run these computer reservation systems. To the extent that these proposed rules become final, any of our GDS partners could negotiate to receive less compensation from an airline, which in turn could cause that GDS partner to attempt to reduce the segment fee payments that it will pay Expedia for sales of the relevant airline’s tickets.

The current downturn in the airline industry has also caused our airline travel suppliers and our GDS partners to focus on reducing all costs. Airlines are focused on reducing or eliminating commission payments to agents and airlines and GDS partners are focused on reducing distribution costs. This renewed focus could adversely impact our distribution economics. Our commission agreements with airline suppliers are very heavily negotiated and are under intense pressure, given the difficult business and financial conditions facing the major airlines. It is possible that we may be unable to reach distribution agreements with one or more major airlines in the future, which could result in flights on such airlines not being available on our websites. It is also possible that we may be subject to terms that adversely impact our margins on air travel revenue.

We may experience losses again in the future

Until the quarter ended December 31, 2001, we have incurred substantial net losses due mainly to stock-based compensation and acquisitions made by us since our initial public offering. While we did report net income of $20.1 million for the quarter ended September 30, 2002, there is no guarantee we will be able to sustain this level of profitability going forward. If our revenues do not grow as expected, or if increases in our expenses are not in line with our plans, there could be a material adverse effect on our business, operating results and financial condition.

We compete with a variety of companies with respect to each product or service we offer

These competitors include:

•	Internet travel agents such as Travelocity.com, Orbitz.com and American Express Interactive, Inc.;

•	local, regional, national and international traditional travel agencies;

•	consolidators and wholesalers of airline tickets, hotels and other travel products, including Hotwire.com, Cheaptickets.com and Priceline.com;

•	airlines, hotels, rental car companies, cruise operators and other travel service providers, whether working individually or collectively, some of which are suppliers to our websites;

•	screen scrapers such as Sidestep.com; and

•	operators of travel industry reservation databases, such as Sabre and Pegasus.

In addition, some of the services provided by other USA companies such as Hotels.com are similar to ours and to that extent, business could be diverted away from Expedia.

In addition to the traditional travel agency channel, many travel suppliers also offer their travel services as well as third-party travel services directly through their own websites. These travel suppliers include many suppliers with which we do business. Suppliers also sell their own services directly to consumers, predominantly by telephone. As the market for online travel services grows, we believe that travel suppliers, traditional travel agencies, travel industry information providers and other companies will increase their efforts to develop services that compete with our services by selling inventory from a wide variety of suppliers. We cannot assure you that our online operations will compete successfully with any current or future online competitors.

Some of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have and may enter into strategic or commercial relationships with larger, more established and better-financed companies. We believe that maintaining and enhancing the Expedia brand is a critical aspect of our efforts to attract and expand our online traffic as well as competing with traditional travel agencies and other travel service providers. The number of travel service providers that offer competing services increases the importance of maintaining and enhancing brand recognition. Promotion of the Expedia brand will depend largely on our success in providing a high-quality experience supported by a high level of customer service. In addition, we intend to spend substantial amounts on marketing and advertising with the intention of continuing to expand our brand recognition to attract and retain users and to respond to competitive pressures. Some of our competitors may be able to secure services and products from travel suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns and commit more resources to website and systems development than we are able to devote. In addition, the introduction of new technologies and the expansion of existing technologies may increase competitive pressures. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. We cannot assure you that we will be able to compete successfully against current and future competitors. Competitive pressures faced by us could have a material adverse effect on our business, operating results and financial condition.

Interruptions in service from third parties could impair the quality of our service

We rely on third-party computer systems and third-party service providers, including the computerized global distribution systems of the airline, hotel and car rental industries to make airline ticket, hotel room and car rental reservations and credit card verifications and confirmations.

Currently, a majority of our transactions are processed through two GDS partners: Worldspan, L.P. and Pegasus Solutions, Inc. We rely on TRX, Inc. and PeopleSupport, Inc. to provide a significant portion of our telephone and email customer support, as well as to print and deliver airline tickets as necessary. Any interruption in these third-party services or deterioration in their performance could impair the quality of our service. If our arrangement with any of these third parties is terminated, we may not find an alternate source of systems support on a timely basis or on commercially reasonable terms. In particular, any migration from the Worldspan system could require a substantial commitment of time and resources and harm our business.

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

As of September 30, 2002, we employed a total of 1,627 full-time employees. In order to achieve our anticipated growth, we will need to hire additional qualified employees. If we do not succeed in attracting new employees and retaining and motivating our current personnel, our business will be adversely affected.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not held any derivative financial instruments at any time. As we have relatively large cash balances, we are subject to near-term adverse changes in interest rates which will principally affect the interest income we earn. If market interest rates were to decrease immediately and uniformly by 10% from levels at September 30, 2002, our net income and cash flows would decrease by an immaterial amount. We may, however, experience additional adverse changes if we incur variable-rate debt or hold derivative financial instruments in the future. Our international operations expose us to some foreign currency risk; however, we do not expect fluctuations in foreign currency exchange rates to have a material effect on our financial results.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within 90 days prior to the date of this report, we evaluated the effectiveness of these disclosure controls and procedures under the supervision and with the participation of our chief executive officer and our chief financial officer. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See note 11 to Unaudited Condensed Consolidated Financial Statements (“Commitments and Contingencies”).

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

Four of our executive officers currently have in effect Rule 10b5-1 sales plans for shares of our common stock. Rule 10b5-1 requires, among other things, that the trading plans be established only at a time when the officer is not aware of material, nonpublic information. The plans specify the trading periods, which range from six months to one year, the numbers of shares to be sold, and prices at which shares may be sold. If all conditions of the plans are met, the aggregate number of shares that may be sold under the plans would be 697,838, which would equal approximately 23% of the aggregate number of shares, including restricted shares, vested and unvested warrants and vested and unvested option shares, held by the executive officers as of October 31, 2002.

One of these officers’ trading plans expires in December 2002, and he may enter into a subsequent trading plan. Officers may amend trading plans and may sell additional shares of common stock outside of the trading plans, subject to applicable securities laws.

Independence of Audit Committee Members

Prior to February 2002, we did not consider Gregory Maffei, chairman of our audit committee, to be independent under the requirements of Rule 4200(a)(14) of the NASD listing standards, because during the past three years he was employed by Microsoft, which was an affiliate of Expedia until February 2002 when Microsoft sold its controlling stake in Expedia to USA. However, as permitted under the NASD rules, our board of directors determined it to be required by the best interests of Expedia and its shareholders for Mr. Maffei to serve on the audit committee due to his extensive experience in financial and auditing matters, including his service as chief financial officer of Microsoft.

After the USA transaction, we took the position that Mr. Maffei could now be considered to be independent under the requirements of the NASD rule as Microsoft was no longer an affiliate of Expedia. However, it is possible that, under a different interpretation of the NASD rule, Mr. Maffei could still be deemed not to be independent. Accordingly, in an abundance of caution, the other members of our board of directors have indicated that, despite Mr. Maffei’s prior employment by Microsoft, the best interests of Expedia and its shareholders require Mr. Maffei to continue to serve on the audit committee due to his extensive experience in financial and auditing matters, including his service as chief financial officer of Microsoft. In September, 2002, the board of directors passed a resolution to this effect, which permits Mr. Maffei to continue to serve on the audit committee pursuant to NASD Rule 4350(d)(2)(B). In January 2003, three years will have elapsed since Mr. Maffei worked for Microsoft and, under either interpretation of the NASD rule, he will be deemed to be independent at that time.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.1	Office Lease Agreement Between EOP—Sunset North Bellevue, L.L.C., And Expedia, Inc.

99.1	Certification of Richard N. Barton Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Gregory S. Stanger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of t he Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

During the three months ended September 30, 2002, we filed the following reports on Form 8-K:

(i)    On July 5, 2002, we filed a Form 8-K announcing the July 1, 2002, dismissal of Deloitte & Touche LLP as our independent accountant and the July 1, 2002 engagement of Ernst & Young LLP as our new independent accountant.

(ii)    On July 11, 2002, we filed a Form 8-K attaching a press release issued by the special committee of our board of directors commenting on Expedia’s standalone prospects in light of the statements made by USA regarding its intent to acquire the remaining shares in Expedia it does not already own.

(iii)    On August 7, 2002, we filed a Form 8-K attaching materials to be presented by Messrs. Barton and Stanger at presentations to various investors on August 7 and August 8, 2002.

(iv)    On August 7, 2002, we filed an Amendment to the Form 8-K filed on August 7, 2002 for the purpose of correcting certain errors that appeared in Exhibit 99.1 to the original Form 8-K filing.

(v)    On August 14, 2002, we filed a Form 8-K attaching the certifications of Messrs. Barton and Stanger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	/s/ GREGORY S. STANGER
Gregory S. Stanger Sr. Vice President and Chief Financial Officer

CERTIFICATIONS

I, Richard N. Barton, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Expedia, Inc.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/S/ RICHARD N. BARTON
Richard N. Barton Chief Executive Officer

I, Gregory S. Stanger, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Expedia, Inc.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/S/ GREGORY S. STANGER
Gregory S. Stanger Chief Financial Officer