Form 10-K
period 2002-12-31
EXPEDIA INC
filed 2003-03-31
CIK 1095357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2002 (the date nearest to June 28, 2002 for which information is available to the registrant), based on the closing sale price of the Common Stock on June 28, 2002, as reported on the Nasdaq National Market was approximately $1,162,975,000. Shares of Common Stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates of the Company. Share ownership information of certain persons known by the Company to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13D or 13G filed with the Commission and is as of March 31, 2002 (the date nearest to June 28, 2002 for which information is available to the registrant). This determination of affiliate status is not a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share as of February 28, 2003, was approximately 118,520,000 consisting of 49,518,000 of common stock and 69,002,000 of Class B common stock (as adjusted for the 2-for-1 stock split effective March 10, 2003).

DOCUMENTS INCORPORATED BY REFERENCE

We are incorporating by reference the information required by Part III of this report on Form 10-K from the proxy statement relating to our 2003 annual meeting of shareholders.

Our operations are subject to a number of risks. You may find a discussion of those risks under the Caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that May Impact Future Results of Operations.”

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements also include statements regarding the extent and timing of our future revenues and expenses and customer demand, statements regarding the deployment of our products and services, and statements regarding our reliance on third parties. Sections which contain numerous forward-looking statements include: Item 1: “Business,” Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A: “Quantitative and Qualitative Disclosures About Market Risk,” all of which appear later in this annual report.

We have based all of our forward-looking statements on information available to us on the date of this annual report, and we are not obligated to update any of these forward-looking statements. You should note that our actual results could differ materially from the forward-looking statements.

PART I

ITEM 1.    BUSINESS

Overview

Expedia® is a leading provider of travel planning services. We offer airplane, hotel and car reservations, trip cancellation waivers, and numerous smaller vacation and business travel services, like Broadway shows and 24-hour business travel support that make us a one-stop travel shop for leisure and business travelers. We offer services through Expedia-branded websites, co-branded websites, third-party websites, a tour operator, a corporate travel agency, and the telephone.

We are the largest online travel agency in the United States. We were ranked the eighth largest travel agency in the United States by Travel Weekly, based on our 2001 gross travel bookings. Our long-term goal is to become the largest and most profitable provider of travel planning services in the world by helping everyone, everywhere plan and purchase everything related to travel needs.

In order to build very large-scale businesses in both leisure and corporate travel, we depend on our technology leadership. We believe that technological innovation is a long-term competitive advantage, both in consumer-facing technology, such as dynamic packaging and customer service tools, and in supplier-facing technology, such as the direct connectivity we are building for the air and hotel industry.

In particular, our Expert Searching and Pricing (ESP) platform comprises of industry-leading technology that combines a fare searching engine enabling broad and deep airline fare and schedule searches, and a common database platform enabling us to dynamically bundle all types of travel services together. This bundling further enhances our ability to cross-sell complimentary inventory types to customers originally considering only one type of travel inventory. ESP has helped us become the largest online packager of travel.

We sell travel services through five different distribution channels. The primary distribution channel is through our own websites. These websites are located at Expedia.com®, Expedia.co.uk, Expedia.de, Expedia.ca™, Expedia.it and Expedia.nl. The Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft’s online services network. Visitors can also connect to the Expedia-branded websites via links from other websites. We also provide travel planning services through Voyages-sncf.com, as part of a joint venture with SNCF, the state-owned railways group in France. The second distribution channel is through providing travel services directly on other travel companies’ websites. We are able to accomplish this through Worldwide Travel Exchange (WWTE)™, the private label travel business. WWTE is a division of Travelscape, Inc. Our third distribution channel is selling travel services to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings. The fourth distribution channel is through a network of third-party travel agents and travel agencies that resulted from our acquisition of Classic Custom Vacations® (Classic) in March 2002. Our fifth distribution channel is through our own travel agents for our corporate travel business. Our travel agents work both in our offices and onsite at various corporate customer locations.

We have developed a global travel marketplace in which travel suppliers can reach, in a highly efficient manner, a large audience of consumers who are actively planning and purchasing travel. Utilizing Expedia’s marketplace and technology, suppliers can pursue a range of innovative, targeted merchandising and advertising strategies designed to increase their revenues while at the same time reducing transaction and customer service costs. In particular, by working with us in our merchant businesses, suppliers can fill hotel rooms and airline seats that would otherwise have gone unfilled, enabling them to achieve incremental revenue and incremental profits. We currently sell travel services of more than 450 airlines and 59,000 lodging properties, all major car rental companies, numerous vacation packages and cruise lines and hundreds of destination-service merchants such as restaurants, attractions and local transportation and tour providers.

We deliver value to consumers by offering powerful travel planning tools that enable consumers to compare the travel offerings of multiple suppliers and make an informed decision as to which offering best suits their individual needs. In addition to our technology, we offer consumers access to a range of published and negotiated rate offerings. Our privacy policies and procedures have passed three important privacy tests, securing the Better Business Bureau’s Online Privacy seal and the TRUSTe privacy seal and successfully completing privacy audits by PricewaterhouseCoopers.

We have two separate business models: the agency model and the merchant model. Under the agency model, we act as an agent in the transaction, passing a customer’s reservation to the travel supplier (airline, hotel, car rental company or destination-service provider). We often receive a commission from the travel supplier for our services as an agent. In an agency transaction, the supplier sets the retail price paid by the customer, and the supplier is the merchant of record for the transaction. The agency model also includes express fee revenues, which are generated by processing and delivering a paper ticket via express mail if the customer chooses not to have an electronic ticket or an electronic ticket is not available; service fees, which are charged to customers for most airline tickets booked on our U.S. websites; and corporate transaction service fees for providing travel booking services to our corporate customers. Our agency revenue, which comprised 39% of total revenues in 2002, is derived from payments from our suppliers; fees from Worldspan, our global distribution partner; and various fees from our leisure and business customers.

Under the merchant model, we receive inventory (hotel rooms, airline seats, car rentals, destination services) from suppliers at negotiated rates. We determine the retail price paid by the customer and we then process the transactions as the merchant of record for the transaction. Acting as a merchant enables us to achieve a higher level of gross profit per transaction compared to the agency model and allows us to provide better prices to customers compared to agency transactions. Merchant transactions comprised 58% of our total revenues in 2002 and are derived from the difference between what we pay for the inventory and what we charge the customer.

Integrating merchant inventory with the ESP technology platform has enabled us to create product offerings that benefit both customers and suppliers. We are able to dynamically bundle and price a variety of travel components, including both agency and merchant products, to suit the individual customer’s requirements. This has resulted in the growth of our vacation packages business, which was 29% of our revenue in the fourth quarter of 2002.

In addition to the revenue we receive from the sale of travel planning services under the agency and merchant models, we also derive revenue from sales of advertisements on our websites and from licensing components of our technology. This revenue comprised 3% of total revenues in 2002.

Important drivers of our business include our ability to build awareness of the Expedia brand, to attract visitors to our websites, to convert those visitors into purchasing customers, to convert first-time purchasers into repeat customers and to sell additional items in each transaction. We build our brand recognition through advertising and promotional activities, both online and in traditional television, radio and print media, and by working with influential members of the press and industry analysts. Converting website visitors into first-time purchasers and then repeat purchasers requires a combination of broad purchase-related promotions, merchandising and special offers and being able to offer a broad selection and high quality of travel inventory to these visitors. Our ability to cross-sell additional inventory similarly depends on our ability to provide dynamic packaging and cross-selling technology as well as having unique and compelling inventory for sale to our customers.

Ownership

Expedia, Inc. was formed as a Washington corporation in August 1999 and was initially wholly owned by Microsoft Corporation. In November 1999, Microsoft sold approximately 18% of its interest in Expedia to the public through an initial public offering. Microsoft’s interest was further diluted as a result of option exercises, subsequent share offerings, and shares issued in connection with acquisitions.

On February 4, 2002, USA Interactive (USA) acquired Microsoft’s entire controlling stake in Expedia in exchange for USA securities (USA acquisition of control). As part of the USA acquisition of control, Expedia shareholders also had the option of exchanging their shares for USA securities. Those Expedia shareholders who elected not to receive USA securities in the transaction retained their Expedia common stock and received 0.1920 of a new Expedia warrant for each Expedia common share held. In addition to the warrants distributed to shareholders, we also distributed warrants to certain holders of Expedia employee stock options at the same 0.1920 ratio. The warrants are traded on the Nasdaq National Market under the symbol “EXPEW”. As a result of the transaction, we have two classes of common stock, our low-vote common shares and our high-vote Class B common shares, which are currently entitled to approximately 15 votes per share. The number of votes per Class B common share is subject to adjustments such that no Expedia shareholder or group of shareholders can generally hold more than 94.9% of our total outstanding voting power. Upon acquisition, USA owned all of the outstanding shares of our high-vote Class B common stock, representing approximately 64% of our outstanding shares, and 94.9% of the voting interest in Expedia.

On February 20, 2002, USA acquired an additional 1,873,630 shares of our low-vote common stock, increasing USA’s ownership to approximately 65% of our outstanding shares, with USA’s voting percentage remaining at 94.9%. As a result of the exercise of stock options by employees throughout the year, Expedia’s outstanding shares at the end of 2002 rose to approximately 117,908,000, reducing USA’s ownership to approximately 60%, but its voting percentage remains at 94.9%. All share counts reflect a 2-for-1 stock split effective March 10, 2003.

On March 19, 2003, Expedia announced that it had entered into a merger agreement with USA, under which USA would acquire the remaining shares of Expedia not already owned by USA. Upon completion of the merger, Expedia will be a wholly-owned subsidiary of USA.

Industry Background

The travel industry is very large and highly fragmented, and the travel planning services market is rapidly evolving. In 2001, we estimated tourism and travel comprised a worldwide market of $2.6 trillion.

Consumers planning and purchasing a trip generally engage in a predictable process that begins with considering destinations, dates and budgets, and progressing to a series of purchase decisions involving transportation, accommodations and destination activities. Historically, this planning and purchasing process has been inefficient because consumers have to spend a significant amount of time piecing together the information from a variety of sources. Consumers frequently consulted many different media and people, such as guidebooks, magazines, travel agents, friends, co-workers and individual travel suppliers.

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

Consumers and suppliers have traditionally relied on travel agents as intermediaries to provide information on their travel choices and help them purchase their trips. Although traditional travel agents generally have access to comprehensive information on the availability and pricing of airline seats through global distribution systems, time and resource constraints make it difficult for those travel agents to provide consumers reliable, personalized or comprehensive travel information.

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

Our Technology Advantage

We use technology to make the process of planning and purchasing travel easier for our customers. This technology empowers customers to essentially act as their own travel agents and make fully informed decisions about their choice of travel services, reducing the historical inefficiencies in the travel planning process.

Since 1996, we have invested significant resources in developing proprietary, “next-generation” fare searching, pricing and inventory management technology. This culminated in the January 2001 launch of our ESP platform, which gives customers significantly enhanced visibility of the range of travel options available to them as they are planning their trips. ESP advances our business in a number of areas:

•	In the flight search area, the ESP platform moves itinerary pricing functionality from traditional mainframe-based global distribution systems to a more scalable and cost effective Windows platform. This enables us to increase the number of priced itineraries we can present to a customer from 8 to 12, to an average of 400 per inquiry. By significantly increasing the number of priced itineraries, we increase the choice and control our customers have, enabling them to make choices flight-by-flight, rather than the current industry practice of offering paired departure and return flights. Using the results from an ESP search, customers can sort available flights by price, airline, duration and departure and arrival times, giving them greater control over their travel planning.

•	The ESP platform enables customers to combine various travel components and inventory types into “build-your-own” vacation packages. In January 2001, we introduced Expedia® Vacations, enabling customers to combine air and hotel inventory to create custom travel packages. Unlike standard brochure-based vacation packages that offer few choices of departure times, accommodations, length of stay or destinations, customers can tailor Expedia’s packages to meet their exact needs, choosing their own components online and receiving immediate information about pricing and availability. Further, Expedia offers customers additional ground based components including car rentals, attraction tickets, sight-seeing trips and airport transfers to round out their vacation packages. In 2002, Expedia became the largest provider of vacation packages online, and packages provided about 29% of our revenue in the fourth quarter.

•	Dynamic packaging of travel components also offers benefits to suppliers. Many suppliers are willing to offer lower prices on their inventory to Expedia when it is sold in packages, provided that the prices of the individual components are not visible to the customer. This enables suppliers to discount without compromising the integrity of their published rates or revealing their pricing strategies to their competitors. This in turn benefits our customers by giving them access to discounted rates.

We have also made significant investments in other technology areas. In particular, we have built a Customer Relationship Management (CRM) system which enables us to interact with our customers in a personalized manner through our websites, email and our customer service channels. By presenting customers with offers that are personal and relevant to their travel planning needs, we can increase sales and customer loyalty as well as segment our customer database for our various travel suppliers.

Our technology platform enables us to deliver a high-performance travel marketplace capable of managing high transaction volumes and ensuring reliable access for our customers and suppliers. We also offer advanced security features, maintain excess capacity to handle peak traffic loads in the rapidly expanding online travel sector and have built dedicated secure distributed storage for critical data such as customer profile information. Our technology leadership and the scalability of our platform has also enabled us to compete successfully against other providers, securing contracts to supply private-label travel planning services for partner websites through our WWTE business. In addition, our experience with travel-planning interfaces has enabled us to build tools for our telesales agents that has allowed them to become productive travel agents.

We are currently working to build direct connectivity with some air and hotel suppliers in order to improve the distribution process. In the fourth quarter of 2002, we purchased the assets of Newtrade Technologies Inc.

(Newtrade), a Montreal-based developer of software and information distribution services that help hotels deliver their rates and availability to the market more efficiently. Online distribution of hotel rooms, particularly through the merchant model, is growing rapidly. Despite this growth, a large portion of hoteliers do not have technology to distribute their inventory online, and the primarily fax- and phone-based processes by which hotels provide inventory information to their electronic distribution partners are complex and can be extremely inefficient. As part of Expedia, Newtrade will provide technology to Expedia’s merchant hotel partners that solve these problems. Expedia plans to deploy Newtrade’s solutions for its merchant hotel partners in 2003.

Our Growth Strategies

Our objective is to create long term shareholder value by operating a business that delivers significant value to customers and to suppliers with each travel purchase. Our vision has been to help travelers take control of the planning and purchasing process while helping suppliers dramatically improve the efficiency of their marketing and distribution. The key elements of our global strategy are as follows:

Increasing reach and distribution

We plan to increase our reach by continuing to invest in increasing awareness of the Expedia brand. We believe that this investment will result in increased awareness, which in turn will cause increased numbers of consumers to use us for their travel planning needs. Our current brand-building campaign includes substantial advertising presence in both online and offline media.

We are aggressively expanding our distribution channels to reach new customers. Our investments in enhanced distribution include:

•	Strategic partnerships with leading customer aggregators including MSN, Citysearch, Excite and IWon. We manage the travel channel on MSN.com in the United States and other international Microsoft sites such as MSN U.K., MSN Canada and MSN Germany. Also in 2001, we signed an agreement extending our MSN contract through June 2005. We manage the travel channels on Excite.com, Citysearch.com and IWon.com.

•	Our WWTE private label program that enables partners to make our travel planning services and suppliers’ inventory available to customers under their own brand. We provide air, hotel and car inventory and booking services to our WWTE partners including American Airlines, British Air, United Airlines, AirTrans Airways, JetBlue, Alaska Airlines, Hyatt Hotels, Outrigger, and Wyndham Hotels.

•	Our telesales operations that enable customers to purchase travel services over the telephone.

•	Our affiliate program that enables partners to refer potential customers to co-branded Expedia websites and in return receive a performance payment for each referred customer transaction.

Increasing conversion

We plan to continue to increase conversion of shoppers to buyers within our travel marketplace by making the customer’s buying experience easier and more satisfying when purchasing travel. This will also increase customer loyalty as it simultaneously differentiates Expedia from its competitors and raises customer expectations of what they can expect from their travel planning experience.

We plan to continue to negotiate with suppliers to allow us to offer the broadest selection and competitive pricing possible for our customers. We continue to invest in building customer relationship management and personalization technologies in order to enable us to present our customers with relevant travel offerings while they are planning their travel. We use trained telesales agents to close sales of our merchant offerings using the telephone, increasing the conversion of shoppers on our websites into bookers.

The size and fragmentation of the travel industry combined with the virtual nature of travel reservations create an opportunity for us to develop complex technology that delivers real and meaningful customer and supplier benefits. We see software development as our core competency, which will allow us to continue to create sustainable technology-based competitive differentiation. For these reasons, we plan to continue to enhance the functionality and underlying infrastructure of our websites. We intend to focus on delivering powerful travel planning features that are easy to use. We also intend to continue building technology that empowers our customers to make better informed travel planning decisions and that enables us to help suppliers meet their marketing objectives.

Increasing cross-sell

We have expanded our product offering by increasing the range of destination services that we make available to our customers, including tours, city passes, event and theme park tickets, sporting event tickets, ground transportation options, parking and travel insurance. We cross-sell this inventory to customers who buy air, car and hotel services and integrate these offerings into our dynamic package products. These destination service offerings should enable us to capture a greater share of customers’ travel spending while enhancing our customers’ travel planning experience. We will continue to invest in customer relationship management and personalization technologies that will enable us to present other relevant travel offerings to customers who are individually buying our air, hotel and car services.

We plan to sell more products to our existing customer base by expanding our product offerings, investing in customer relationship management technology, and bundling our products together. In 2002, for example, we modified our home page to include a “Build Your Own Trip” wizard that clearly communicates that consumers can combine many components of a leisure or business trip and garner additional savings. In addition, we further developed our destination “stores” with rich content, including slide shows that help consumers explore the vacation options in popular spots such as Las Vegas, the Caribbean, Hawaii, Mexico and New York.

Expanding into Corporate Travel

In 2002, we entered the corporate travel business with the launch of the Expedia® Corporate Travel website. The corporate travel market, including unmanaged travel, makes up a little more than half of the total travel market in the U.S. We believe that this sector is ready for an online entrant that can reduce transaction costs while providing the booking ease and value to the business traveler that can be provided by our technology. The costs of managing business travel through typical offline corporate agencies has risen substantially over the past two years as airlines and other travel suppliers cut their commissions to travel agents, thereby reducing the subsidy to agency services. In turn, agencies have increased the fees charged to their customers, especially corporate clients.

Although it is impossible to know for certain what percentage of Expedia’s overall bookings have been made for business purposes, we do believe that many small to medium-sized businesses have chosen not to have a travel agent actively managing their travel, but rather chose to use Expedia.com for their booking needs. We believe these travelers choose Expedia for the same reasons leisure travelers do—for the ease of use, choice and control offered by our site and our low transaction costs. Until the launch of the Expedia® Corporate Travel website, our offerings lacked tools or inventory that specifically targeted the needs of the business traveler and their companies.

In the summer of 2002, we bought Metropolitan Travel, Inc. (Metropolitan) a regional Corporate Travel Agency in Seattle that provides corporate travel services to companies located primarily in the Pacific Northwest. This provided us with an initial corporate client base as well as the opportunity to learn first-hand how to best serve corporate clients.

We launched our first online version of Expedia® Corporate Travel in November of 2002. This website provides centralized booking tools for travel managers, support of negotiated airfares and consolidated reporting aimed at small to mid-sized businesses. We backed this initial launch with a group of specialized customer service agents with significant corporate travel agency experience. In 2002, Expedia® Corporate Travel business combined with the business that Metropolitan Travel had was not material to our results. We expect that our corporate customers will book in excess of $750 million in corporate travel in 2004.

We charge our corporate client companies sign-up and set-up fees as well as transactional fees for making or changing online and offline bookings. We provide a unified service that encompasses a goal of impeccable customer service for our business travelers combined with our industry-leading online booking technology.

We intend to develop new enhancements and features for our corporate customers on our website and for our customer service agents. While some of these features will be beneficial for all of our client companies and business travelers, some of the additional functionality and services are aimed at servicing the needs of heavily managed travelers and larger corporations.

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

Our international business experienced rapid growth in 2002, as gross bookings more than doubled and revenue more than tripled, and the pace of that growth accelerated in the second half of the year. Today, we have points of sale, or localized websites, in the United Kingdom, Germany, France, Italy and the Netherlands, which cover about 80% of Europe’s population and about 90% of total European travel sales. In addition, we are the leading aggregator travel site in Canada. These businesses are built on the same technology base as Expedia.com, but are managed by teams in their respective countries. In addition, we have begun exploring the opportunities in other parts of the world, in particular, in the Asian Pacific.

Europe, specifically the United Kingdom, presents a large opportunity for Expedia. With 370 million people, Europe is more populous than the U.S.; and, with more generous vacation policies by employers, Europeans take more and longer vacations than do Americans. The European hotel markets are even more fragmented than the U.S. hospitality industry, and therefore, it is even more difficult for hoteliers to reach their customers through traditional advertising. Expedia’s ability to deliver the one-on-one marketing characteristics of the Internet increases the value we can bring to small hotel partners.

Trends that are driving European use of the Internet for travel purchases include proliferation of credit cards and the increase in utilization of those cards for Internet purchases in general. In addition, the emergence of new suppliers in the European vacation destinations that are not tied to the traditional vertically integrated tour providers has helped free up inventory and expand opportunity for Internet travel. We expect that trend to continue, especially as U.S. hotel chains eye the European market as a source of growth in the years to come.

Packages are a predominant type of vacation purchase for Europeans, comprising a $44 billion market, and that purchase tradition plays to Expedia’s technological strength in dynamic packaging. We intend to extend our e-packages offerings to all of our international sites in 2003, improve our cross-sell of our hotel inventory to train customers in France and begin offering Fly & Drive packages to the U.S.

Our international WWTE private label program enables partners to make our travel planning services and suppliers’ inventory available to customers under their own brand. WWTE is a great way for Expedia to enter new markets in a low-risk cost-effective way. By entering the markets with a white label product, Expedia is able to pitch to the major travel players in the local markets. This enables us to quickly get volume as well as learn about the size of the market. Partners are paid on a revenue-share basis, hence minimizing risk to Expedia. Fixed costs are also low as our business development team operates out of one location covering many markets and local fulfillment is outsourced to third parties. WWTE enables Expedia to quickly cover many more markets, sourcing profitable hotel demand, than would have been possible by setting up full-scale sites, which require more investment in technology and personnel.

Our current international business includes the following geographies:

United Kingdom.    Expedia.co.uk is the leading full service online travel service and one of the major travel agencies in the United Kingdom. Features on this website include negotiated fares, holiday shop (vacation packages), localized customer service, localized editorial content and travel insurance. We have a strategic relationship with a third party fulfillment provider in the United Kingdom that provides customer service tailored to the needs of United Kingdom travelers.

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

Canada.    Expedia.ca is the leading travel service in Canada. Expedia.ca enables Canadians to shop for hundreds of packaged vacations and air-only charter flights from some of Canada’s most popular tour operators, as well as offering Expedia® Holiday Maker e-packages, and bundling scheduled airline flights with Expedia® Special Rate (ESR) hotel products. Our local Canadian team has developed relationships with third parties to provide fulfillment and customer service support for our Canadian customer base. Our Canadian operation counts many of Canada’s premier travel suppliers among its strategic partners.

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

Netherlands and Italy.    In September 2001, we established new points of sale in the Netherlands and Italy at Expedia.nl and Expedia.it. In these countries, our travel service offers travelers access to our network of 43,000 hotels, including more than 8,000 hotels at which customers can obtain the lowest guaranteed prices with ESRs. Dutch and Italian travelers are able to book rooms in major hotel chains and individual establishments, plus holiday rental properties, in more than 100 European cities and throughout the world.

Financial information relating to our international operations is set forth in our financial statements beginning on page F-1.

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

Competition

The travel industry is very large and highly fragmented, and the travel planning services market is rapidly evolving and intensely competitive. In 2001, we estimated tourism and travel comprised a worldwide market of $2.6 trillion. Expedia differentiates itself from competitors primarily on the basis of its inventory and ease of booking, which are products of its technology leadership, breadth and value of travel products and services offered, customer service, and quality of travel planning content and advice.

In the United States, Expedia.com competes with other online and offline travel planning service providers, including aggregator sites that offer inventory from multiple suppliers and supplier sites that offer their own inventory. Expedia competes with airline, car rental and hotel suppliers that sell their own inventory directly to consumers via the telephone and websites, as well as consortiums of suppliers such as airline sites Orbitz and Hotwire and the hotel site TravelWeb. In addition, Expedia competes with many of these same parties and others in the provision of private-label booking services. With the addition of the Classic business, our competitors include other wholesaler packagers. Also, with our launch into corporate travel, our competitors now include American Express and Navigant International. Internationally, Expedia competes with some of these same entities and with other travel services suppliers that vary on a country-by-country basis. We also compete with offline travel agencies. We believe that the principal competitive factors in our market segments include selection, price, availability of hotel room and airline ticket inventory, convenience, brand recognition, accessibility, customer service, reliability, and ease of use.

As Hotels.com and Expedia have a common controlling shareholder, USA Interactive, we previously have said that we would explore areas where we might work together with Hotels.com in a way that would benefit all Expedia customers and stockholders. Although there continues to be many areas of our business where we have decided that we can best achieve our goals through separate strategies and practices, there have been instances where, fully consistent with our existing contractual agreements, we have worked cooperatively with Hotels.com, and we anticipate that we will continue to explore such possibilities in the future.

Proprietary Rights

Expedia’s business relies heavily upon its intellectual property rights. The software code, informational databases, and other components that make up Expedia’s travel planning service are protected by copyright registrations and patent applications. Trademarks, service marks and logos associated with the names “Expedia,” “Expedia.com,” the “Airplane Design,” “Don’t Just Travel. Travel Right,” “Travelscape,” “Metropolitan Travel,” “Newtrade,” “Newtrade.ca,” “Newtrade.com,” “Rent-a-Holiday” and “WWTE” provide and promote brand recognition for Expedia’s travel planning service. As of March 9, 2003, Expedia also uses trademarks, service marks and logos associated with the names “Classic,” “Bird of Paradise Design,” “Classic & Bird of Paradise Design,” “Classic Custom Vacations,” “Classic America,” “Classic Caribbean,” “Classic Europe,” “Classic Greece,” “Classic Hawaii,” “Classic Hawaii & Bird of Paradise Logo,” “Classic Italy,” “Classic Mexico,” “Classic Portugal,” “Classic Spain” and “Classic Turkey.” Consumers have come to recognize and associate the “Expedia” brand with Expedia’s service. Expedia also relies on trademark and trade secret protection law, copyright law, patent law and confidentiality and/or license agreements with its employees, customers, associates and others to protect its proprietary rights. Expedia vigorously pursues the defense and regulation of its copyrights, patents, trade secrets, trademarks and service marks in the United States and internationally.

We have several arrangements relating to intellectual property with Microsoft, our former parent and a current USA shareholder, many of which have been recently amended and restated. We license certain retail products and other technology from Microsoft. All of the licenses relating to Expedia-specific software content and data are royalty-free, irrevocable and perpetual. Pursuant to a hosting services agreement, Microsoft provides us with internet service provider services for our websites. Pursuant to a map server agreement, Microsoft licenses to us certain server technology related to the Expedia Maps service whereby Microsoft will develop, maintain, host and serve maps to our websites. Pursuant to a patent assignment agreement, Microsoft assigned to us all of Microsoft’s patents relating to the operation of our websites with a limited license of such patents from us to Microsoft.

Seasonality of Business

Travel is an inherently seasonal business. Our gross bookings growth is typically the largest in the first quarter, as consumers return from their Christmas breaks and begin to shop for and book spring break and summer travel. Because revenue in our merchant business is recognized when the travel takes place rather than when it is booked, our revenue growth typically lags our bookings growth by a month or two. As a result, revenue as a percent of gross bookings is typically lowest in the first quarter of the year and highest in the fourth quarter.

Customers/Suppliers

We do not depend on any single customer or group of customers. The loss of any one customer or group of customers would not have a material adverse effect on our business.

Our travel suppliers include over 450 airlines and 59,000 lodging properties, all major rental car companies, numerous vacation packagers and cruise lines and many hundreds of destination services merchants such as restaurants, attractions, and local transportation and tour providers. Despite the fragmentation of our supplier base, our business is highly dependent on our relationships with the six major airlines in the United States: United, Delta, American, Continental, Northwest and US Airways. If any one or more of these suppliers elected to stop selling their products in our travel marketplace, it would have a material adverse effect on our business.

Government Regulation

Travel Industry Regulation

We must comply with laws and regulations relating to the travel industry and the sale of travel services. These include registering with various states and countries as a seller of travel, complying with certain disclosure requirements and participating in state restitution funds. Both the Federal Trade Commission (FTC) and the U.S. Department of Transportation (DOT) take the position that their regulations prohibiting unfair and deceptive advertising practices apply to our business. The FTC recently released guidance to Internet search companies concerning the inclusion of paid advertising and paid placement within search engine results. The guidance announced the FTC’s staff’s view that Internet search engines that fail to disclose paid placement and paid advertising may be misleading consumers and may thus be violating federal law. Although we are not an Internet search engine, the FTC has indicated that its guidance may apply to advertising and placement on travel websites.

In addition, our travel planning services are indirectly affected by regulatory and legal uncertainties affecting travel suppliers and global distribution systems. The DOT is considering whether to apply rules that are similar to its global distribution systems rules to online travel services. In November 2002, the DOT published a Notice of Proposed Rulemaking, proposing several changes to its rules governing global distribution systems. The current rules are effective through January 31, 2004. If the DOT elects to regulate online travel service providers’ fare displays, it may limit our ability to merchandise air travel. The DOT is also proposing to amend policies regarding advertising of air tickets, to require that agency service fees be stated separately from the price being charged by the airlines. Our current service fee disclosure practices differ from those proposed by the DOT. If the service fee proposal is adopted, we may have less flexibility regarding merchandising air travel on our domestic websites.

Regulation of the Internet

Currently, few laws and regulations apply directly to the Internet and commercial online services and, to the extent such laws exist or apply to us, we believe we are in compliance with all of them. The following summary does not purport to be a complete discussion of all enacted or pending regulations and policies that may affect our business. This summary focuses primarily on the enacted federal, state and international legislation specific to businesses that operate as we do. For further information concerning the nature and extent of federal, state and international regulation of online businesses, please review public notices and rulings of the U.S. Congress, state and local legislature and international bodies.

Due to the growth of the Internet and online commerce, coupled with publicity regarding Internet fraud, new laws and regulations are continually being considered (at the federal, state and international levels) regarding property ownership, sales and other taxes, pricing and content, advertising, intellectual property rights, libel, user privacy, and information security. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products and services or increase our cost of doing business. We cannot predict whether any of the legislation currently pending will be enacted and what effect, if any, it would have on our company.

Privacy.    As an online business, customers provide us with personally identifiable information (PII) that has been specifically and voluntarily given. PII includes information that can identify a customer as a specific individual, such as name, phone number, or e-mail address. This information is used only for the purpose of responding to and fulfilling customer requests for our travel products and services. We only share customer PII with our authorized travel service providers or as required by law, and only as necessary in order to complete a transaction that customers specifically request. We do not sell or rent PII to anyone. We provide customers with choice and control over the collection and use of their PII, as well as a means of updating, correcting, or removing any PII stored in their customer profile. Customers are provided the opportunity to specifically choose the promotional marketing communications they wish to receive from our company. If they choose to opt-out any of the promotional communication services that we provide, then we will only send communication that relates to a specific travel purchase they have made through us.

Current U.S. Federal Privacy Regulation.    Current privacy laws are focused on financial institutions, health care providers, and companies that voluntarily solicit information from children. Additionally, the Federal Trade Commission has a role in consumer privacy protection and is involved with related enforcement activities. Customers are provided the opportunity to specifically choose the promotional marketing communications they wish to receive from our company. If they choose to opt-out any of the promotional e-mail services that we provide, then we will only send e-mail that relates to a specific travel purchase they have made through us. Increasing concern over consumer privacy, including the use of the Internet for conducting transactions and electronic commerce, has led to the introduction of legislation at the federal level. There is also legislation pending to regulate unsolicited commercial email. Expedia does send unsolicited commercial email. We cannot predict whether any of the legislation currently pending will be enacted and what effect, if any, it would have on our company.

Current State Privacy Regulation.    Many states have enacted or are considering legislation to regulate the protection of consumer’s private information and unsolicited commercial email on the internet. The legislation that has become state law is a small percentage of the number still pending, and is similar to what has been introduced at the federal level. We cannot predict whether any of the proposed state privacy legislation currently pending will be enacted and what effect, if any, it would have on our company.

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

Taxes

We rely upon generally available interpretations of tax laws and regulations in the countries and locales in which we operate and for which we provide travel services. We cannot be sure that the responsible taxing authority will be in agreement with our views. The imposition of additional taxes could cause us to have to pay taxes that we currently do not collect or pay or increase the costs of our products or services or increase our costs of operations.

We are currently conducting an on-going review and interpretation of the tax laws in various state and local jurisdictions relating to state and local sales and hotel occupancy taxes. The current industry practice is that the hotels collect and remit these taxes to the various tax authorities. Consistent with this practice, we recover the taxes from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have stated that they may take the position that we are liable for the tax on the gross profit from merchant hotel transactions. We have not paid nor agreed to pay such taxes but have established a reserve for potential payment. We are also monitoring the effect of value added taxes in certain foreign jurisdictions in which we operate.

In addition, Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998 and extended in 2001. The Internet Tax Non-Discrimination Act (ITNA), as this legislation is known, protects certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation. It is possible this legislation will not be renewed when it terminates. The ITNA is currently scheduled to terminate on November 1, 2003. If the ITNA does expire and no new law is enacted, some state and local governments may view this as an opportunity to impose additional taxes on Internet-based sales.

Employees

As of December 31, 2002, we employed a total of 1,699 employees and contracted for the services of 59 employees of temporary staffing firms.

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

Available Information

Our website address is www.expedia.com. Our investor relations website is http://investor.expedia.com. We make available on this website under “Investor Relations—SEC Filings”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current report on Form 8-K and amendments to those reports as soon as reasonable practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

Operating Segments

Beginning April 1, 2002, we changed our reportable segments to two: North America and International. The change was made to reflect the restructuring of our organization. See Item 8 of Part II, “Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14—Segment Information” for additional information regarding our segments.

Executive Officers

The following is a list of the executive officers of Expedia:

Name	Age	Title
Richard N. Barton	35	President, Chief Executive Officer and Director*
Erik C. Blachford	36	President Expedia North America*
Simon J. Breakwell	37	Senior Vice President, International and Managing Director, Expedia Europe
Mark S. Britton	36	Senior Vice President, General Counsel and Secretary
Michael K. Day	36	Senior Vice President, Operations
Kathleen K. Dellplain	44	Senior Vice President, Human Resources
Ronald Letterman	60	Senior Vice President and Chairman, Classic Custom Vacations, Inc.
Gregory S. Stanger	38	Senior Vice President, Chief Financial Officer and Director

*	On February 5, 2003 we announced that Richard N. Barton would resign as our President and Chief Executive Officer and will be succeeded by Erik C. Blachford effective April 1, 2003.

Richard N. Barton founded Expedia in 1994. He has served as the President and Chief Executive Officer and a director of Expedia since September 1999. Prior to that, he worked for Microsoft Corporation from 1991 to 1994 in various product management roles involving Windows and MS-DOS. Prior to joining Microsoft, he worked as a strategy consultant for Alliance Consulting Group. Mr. Barton also serves on the Board of Directors of Ticketmaster and USA Interactive.

Erik C. Blachford joined Expedia in 1995. He has served in various capacities at Expedia and prior to his current position he was Senior Vice President, Marketing and Programming. Previously, he served as General Manager at Kroll Travel Watch, a travel information services division of Kroll Associates Inc. from 1994 to 1995. Prior to this, he held various marketing and new product development positions at Butterfield & Robinson Travel Inc. between 1989 and 1992.

Simon J. Breakwell joined Expedia in 1997. Mr. Breakwell has served in numerous capacities at Expedia. Previously, Mr. Breakwell held various sales positions at British Airways from 1987 to 1993 and various senior sales management positions from 1993 to 1997. During this period, Mr. Breakwell managed sales strategy, distribution, sales technology and commercial agreements with British Airways corporate customers in the United Kingdom.

Mark S. Britton joined Expedia in 1999. Prior to this, he was an attorney with the Seattle office of Preston Gates & Ellis LLP from 1997 to 1999, being elected to this firm’s partnership in 1999. Mr. Britton served as Senior Counsel to the Division of Corporation Finance of the Securities and Exchange Commission (SEC) from 1994 to 1997. Mr. Britton practiced corporate and securities law in Washington, D.C. from 1992 to 1994.

Michael K. Day joined Expedia in 1998. Mr. Day has served in various capacities at Expedia, primarily focused on building and managing Expedia’s corporate operations and later Expedia’s internet operations. Prior to joining Expedia, Mr. Day worked for Microsoft from 1991 to 1998, during which time he held various technical and management positions with Microsoft’s information technology group.

Kathleen K. Dellplain joined Expedia in 1999. Previously, Ms. Dellplain served as Vice President, Human Resources for IDX Systems Corporation, a healthcare information technology company, from 1997 to 1999. Prior to this, Ms. Dellplain was the Senior Director, Human Resources for PHAMIS, Inc. from 1990 until its merger with IDX Systems Corporation in 1997.

Ronald Letterman joined Expedia in 2002 as part of Expedia’s acquisition of Classic Custom Vacations. Prior to joining Expedia, Mr. Letterman served as President of Classic Custom Vacations from 1992 to 1998 and as Chief Executive Officer of Classic Custom Vacations from 1998 to 2002. Mr. Letterman served as Vice Chairman, President and Chief Executive Officer of Classic Vacation Group from 2000 to 2002. Before joining Classic Custom Vacations, Mr. Letterman served as President of Retail Travel for Carlson Travel Network.

Gregory S. Stanger has served as a director of Expedia since February 2002. Mr. Stanger joined Expedia in 1999 as Vice President and Chief Financial Officer. Prior to joining Expedia, he served as Senior Director, Corporate Development at Microsoft from 1998 to 1999. Mr. Stanger held various positions in Microsoft’s corporate development department from 1993 to 1998, and elsewhere within Microsoft’s finance organization from 1991 to 1993. Prior to joining Microsoft, Mr. Stanger worked in investment banking with PaineWebber from 1987 to 1989.

ITEM 2.    PROPERTIES

Our headquarters are located in Bellevue, Washington in leased space consisting of approximately 165,000 square feet. The leases for this space expire from 2003 to 2009. Expedia also leases space in Tacoma, Washington for a call center, and has small sales offices in Ft. Lauderdale, Florida, New York City, New York and Washington, D.C. Travelscape, Inc., a subsidiary of Expedia, is headquartered in Las Vegas, Nevada. Travelscape leases office space consisting of approximately 65,000 square feet in Las Vegas, Nevada. As a result of its acquisition of the assets of Classic Custom Vacation in March 2002, Expedia also leases office space consisting of 39,000 square feet in San Jose, California and warehouse space in Post Falls, Idaho. As a result of its acquisition of the assets of Metropolitan Travel in July, 2002, Expedia also leases office space consisting of approximately 17,000 square feet in downtown Seattle, Washington and office space in Kirkland, Washington.

We also lease office space for our international operations in Brussels, Belgium; Toronto, Canada; Montreal, Canada; London, England; Milan, Italy; Munich, Germany; Amsterdam, The Netherlands; and Sydney, Australia.

ITEM 3.    LEGAL PROCEEDINGS

Between June 5 and July 26, 2001, four class action complaints, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, were filed in the United States District Court for the Southern District of New York against certain of our officers and directors and certain underwriters of our initial public offering (IPO). On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. Plaintiffs filed an amended complaint on April 20, 2002. The amended complaint alleges that our prospectus was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of our stock in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges an agreement by the underwriters with us to provide positive market analyst coverage for Expedia after the IPO that had the effect of manipulating the market for Expedia’s stock. Plaintiffs contend that, as a result of the alleged omissions from the prospectus and alleged market manipulation through the use of analysts, the price of Expedia’s stock was artificially inflated between November 9, 1999, and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased stock during that period. On July 15, 2002, we and the individual defendants, along with the other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Arguments for and against the motion to dismiss were presented to the court on November 1, 2002. The court denied our motion on February 19, 2003. Discovery is currently ongoing. We intend to vigorously defend against this action.

In early June 2002, eight class action complaints were filed in the Superior Court of the State of Washington for King County by plaintiffs purporting to be shareholders of Expedia. The lawsuits were filed in response to statements made by USA Interactive regarding its intent to acquire all the outstanding shares of Expedia not already owned by USA by commencing an exchange offer of USA stock for Expedia stock. Each of the lawsuits alleges, in essence, that the price that USA Interactive stated it intended to offer was too low and that approval of the offer by our board would constitute a breach of fiduciary duty. On June 27, 2002, the plaintiffs in each of the eight lawsuits filed a joint motion to consolidate the cases into one case, and on July 17, 2002, the court issued an order consolidating the eight lawsuits. On October 10, 2002, USA Interactive announced that it was ending the ongoing process to acquire all of the publicly held shares of Expedia. On November 22, 2002, the consolidated action with respect to Expedia, pending in Washington Superior Court, was dismissed, on consent and without prejudice.

In late March 2003, four class action complaints were filed in the Superior Court of the State of Washington for King County by plaintiffs purporting to be shareholders of Expedia. The lawsuits were filed in response to an announcement on March 19, 2003 by USA and Expedia that they have entered into a merger agreement by which USA, already the majority owner of Expedia, would acquire the shares of Expedia it does not currently own in a stock-for-stock transaction. The complaints allege, in essence, that the defendants breached their fiduciary duties to Expedia’s public shareholders by entering into and/or approving a merger agreement, which allegedly does not reflect the true value of Expedia. The complaints seek to enjoin consummation of the transaction or, in the alternative, to rescind the transaction, as well as damages in an unspecified amount. We believe the allegations in these lawsuits are without merit and we will defend vigorously against them.

On September 6, 2002, a complaint was filed with the Superior Court of the State of Washington for King County by Amazon.com Commerce Services, Inc. alleging that we breached a May 25, 2001, Linking Agreement between Expedia and Amazon. Amazon alleges that we breached the Linking Agreement by failing to make payments due. Amazon also alleges that we refused to pay the amounts owed unless Amazon renegotiated the Linking Agreement and despite Amazon’s willingness and ability to continue performing its obligations, and that as a result, we are in breach of the duty of good faith and fair dealing implied in every contract. Amazon’s complaint seeks a judgment of approximately $3.7 million, plus prejudgment interest, an award of attorneys’ fees and other unspecified damages. On March 3, 2003, we answered Amazon’s complaint, denied its claims and asserted affirmative defenses. We also alleged that Amazon failed to perform under the Linking Agreement and we asserted counterclaims for (1) breach of contract, (2) breach of the duty of good faith and fair dealing, (3) violation of the Washington Consumer Protection Act, and (4) declaratory relief. We are claiming damages in an amount to be determined at trial, and additionally we are seeking attorneys’ fees and costs and a declaration from the court that Amazon is in material breach of the Linking Agreement and that we have the right to terminate the term of the Linking Agreement and/or to rescind the Linking Agreement. The court’s case schedule, issued upon filing of the complaint, sets a trial date of February 2, 2004. Discovery is currently ongoing. We intend to vigorously defend against Amazon’s claims and prosecute our counterclaims.

In addition to the matters discussed above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of such matters, including the securities class action and the Amazon complaint, will not have a material impact to our financial position, results of operations or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol EXPE since November 10, 1999. The following table sets forth the high and low closing sale prices for our common stock as reported on the Nasdaq National Market for the periods indicated:

	High	Low
Year ended June 30, 2001:
Quarter ended September 30, 2000	$10.50	$6.50
Quarter ended December 31, 2000	8.22	4.35
Quarter ended March 31, 2001	8.94	4.63
Quarter ended June 30, 2001	23.30	6.69

Six-month period ended December 31, 2001:
Quarter ended September 30, 2001	25.60	9.82
Quarter ended December 31, 2001	20.40	12.00

Year ended December 31, 2002:
Quarter ended March 31, 2002	34.92	20.27
Quarter ended June 30, 2002	42.02	29.59
Quarter ended September 30, 2002	30.57	21.20
Quarter ended December 31, 2002	38.69	19.84

On February 28, 2003, the closing sale price of our common stock was $34.89. The prices above and the share numbers below have been adjusted to reflect the 2-for-1 stock split effective March 10, 2003.

As of February 28, 2003, there were approximately 180 holders of record of our common stock and approximately 49,518,000 shares of our common stock outstanding, including 1,873,630 owned by USA. Because many of our shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

On February 5, 2003, we announced the authorization of a plan to repurchase up to $200 million of our common stock through a stock repurchase program. As of February 28, 2003, we have repurchased approximately 816,000 shares in the amount of $25.0 million of our common stock pursuant to this program at prices ranging from $29.68 to $31.47 per share.

Class B Common Stock

In connection with the USA acquisition of control, we issued approximately 69,002,000 shares of Class B common stock to USA, each share of which entitles its holder to approximately 15 votes per share (subject to limited exceptions). USA is the only holder of record of our Class B common stock and as of February 28, 2003, owned approximately 69,002,000 shares. As a result, there is no established public trading market for our Class B common stock. We have agreed to register under the Securities Act for sale by USA all of the shares of our Class B common stock held by USA.

Warrants

In connection with the USA acquisition of control, our shareholders who elected not to exchange their Expedia common shares for the package of USA securities were issued 0.1920 of a new Expedia warrant for each Expedia common share held. In addition to the approximately 7.8 million warrants distributed to shareholders, we also distributed approximately 4.8 million warrants to certain of our optionholders at the same 0.1920 ratio. Each warrant entitles the holder to purchase one share of Expedia common stock for $26.00 through February 4, 2009. In addition, the warrants issued to optionholders are subject to the same vesting schedule as the options in respect of which the warrants were issued. The warrants are traded on the Nasdaq National Market under the symbol EXPEW.

As of February 28, 2003, the closing sale price of our warrants was $18.50. As of February 28, 2003, there were approximately 166 holders of record of our warrants and approximately 12,526,000 warrants outstanding. Because many of our warrants are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial warrantholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our capital stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read together with our financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. In February 2002, Expedia changed its fiscal year from June 30 to December 31. The statement of operations data for the year ended December 31, 2002, the six-month period ended December 31, 2001, and for the years ended June 30, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001, are derived from our audited financial statements and are included elsewhere in this annual report. The statement of operations data for the years ended June 30, 1999 and 1998 and the balance sheet data as of June 30, 2001, 2000, 1999, and 1998 are derived from audited financial statements not included herein.

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000	1999		1998
	(in thousands, except per share amounts)
Statement of Operations Data:
Merchant revenues	$339,137	$68,423	$64,548	$10,912	$		$
Agency revenues	231,817	81,545	122,987	59,534		24,677		6,866
Advertising and other revenues	19,644	11,272	34,685	24,185		14,022		6,961

Revenues	590,598	161,240	222,220	94,631		38,699		13,827

Cost of merchant revenues	98,770	19,325	17,567	3,369
Cost of agency revenues	87,771	31,287	53,427	34,136		14,548		8,996
Cost of advertising and other revenues	2,726	1,555	3,280	2,643		1,402		696

Cost of revenues	189,267	52,167	74,274	40,148		15,950		9,692

Gross profit	401,331	109,073	147,946	54,483		22,749		4,135

Operating expenses	255,893	76,887	137,381	96,599		42,351		33,613
Operating expenses—non-cash	28,579	25,797	93,209	78,552

Total operating expenses	284,472	102,684	230,590	175,151		42,351		33,613

Income (loss) from operations	116,859	6,389	(82,644)	(120,668)		(19,602)		(29,478)
Net interest income and other	11,276	2,543	4,591	2,353
Share of joint venture net loss	(711)	(769)
USA merger related expense	(11,566)	(7,691)

Income (loss) before provision for income taxes	115,858	472	(78,053)	(118,315)		(19,602)		(29,478)
Provision for income taxes	(49,543)

Net income (loss)	$66,315	$472	$(78,053)	$(118,315)		$(19,602)		$(29,478)

Net income (loss) per share:
Basic	$0.59	$0.00	$(0.83)
Diluted	$0.52	$0.00	$(0.83)
Pro forma basic and diluted				$(1.55)		$(0.30)
Weighted average number of shares outstanding:
Basic	113,072	102,342	94,420
Diluted	127,972	124,384	94,420
Pro forma basic and diluted				76,088		66,000

Balance Sheet Data:
Cash and cash equivalents	$218,219	$238,374	$182,161	$60,670	$		$
Working capital	270,945	116,487	96,147	20,122		1,390		4,814
Total assets	859,913	404,555	389,844	273,050		5,756		8,333
Deferred merchant bookings	149,348	52,965	80,326	14,424
Unearned revenues	4,772	1,574	1,545	9,696		6,215		7,963
Long-term liabilities, net of current portion			1,303	4,557		3,851		5,820
Accumulated deficit						(86,764)		(67,162)
Retained deficit	(125,220)	(191,475)	(191,920)	(113,810)
Total stockholders’ equity (owner’s net deficit)	486,006	249,101	230,999	207,496		(1,675)		(92)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this annual report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under “Factors That May Impact Future Results of Operations.” All share numbers and share prices in the following sections have been adjusted to reflect our 2-for-1 stock split effective March 10, 2003.

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. See Note 2 “Summary of Significant Accounting Policies” in our audited consolidated financial statements included elsewhere in this annual report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

We generally recognize revenue from product sales or services rendered when the following four revenue recognition criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

Merchant revenues are derived from transactions where we are the merchant of record and determine the price to the customer. We have agreements with suppliers for inventory (e.g., air tickets or hotel rooms) that we sell. We do not have purchase obligations for unsold inventory. We present merchant revenues in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Based upon our evaluation of our merchant transactions and in accordance with the various indicators identified in EITF No. 99-19, we determined our suppliers assume the majority of the business risks which include providing the service and the risk of unsold inventory. As such, all merchant transactions are recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier. Recognition of merchant revenue occurs on the date the traveler’s usage.

We accrue for costs of merchant revenues based on the expected amount to be invoiced to us by our suppliers. If we do not receive an invoice within a certain period of time, typically within six months, or the invoice is less than the accrued amount, we may reverse a portion of the accrued cost, thus, increasing net revenue, after giving consideration to the applicable state escheat laws. We determine the amounts to be reversed into revenues based on our understanding of the escheat laws, our estimates of billings suppliers will send us after six months following the travel date, and our analysis of reasons underlying the unbilled amounts. If our judgments regarding these factors were inaccurate, actual revenues could differ from the amount we recognize, directly impacting our results of operations.

For our merchant air business, the cost of the airline ticket is paid by us to the airlines via the Airlines Reporting Corporation within a week after the customer purchases the ticket from us. This cost to us is treated as prepaid merchant bookings on the consolidated balance sheet until the flight occurs, when it is then applied against the customer purchase in order to record revenue on a net basis. Cash paid by the customer at the time the reservation is booked for merchant transactions is treated as deferred merchant bookings on the consolidated balance sheet until usage occurs, when it is then applied against the cost in order to record revenue on a net basis.

Agency revenues are derived from airline ticket transactions, hotel, cruise, car rental reservations and service fees. We recognize agency revenues on airline ticket transactions when the reservation is made and secured by a credit card. Our revenues from reservation fees are subject to forfeiture in the event of a ticket cancellation. No revenue reserve for cancellations was required prior to June 2002, as airlines paid a separate cancellation fee, higher than the reservation fee cancelled, to agents upon cancellation. However, beginning June 2002, airlines eliminated payment of a cancellation fee to agents such as Expedia. Accordingly, beginning on that date we have been recognizing a cancellation allowance on these revenues based on historical cancellation experience. We recognize agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or an individual supplier or on receipt of the commissions. Override commissions are recognized each period based upon the projected and actual attainment of predetermined target sales levels. Where historical financial data is not available to project the target sales levels, we record the override commission upon receipt of the commission from the supplier. We recognize service fees as the services are performed and completed.

Advertising revenues are derived from the sales of advertisements on our websites. We generally recognize advertising revenues ratably over the advertising period, depending on the terms of the advertising contract. We also recognize some revenue relating to barter arrangements. The Company has applied EITF 99-17, Accounting for Advertising Barter Transactions, in the valuation and recognition of this revenue. Fees from the licensing of software are another source of revenues. The fixed portion of these license fees are recognized ratably over the lives of the contracts upon delivery of the software. Transaction-based fees are recognized when the relevant transactions occur. We have applied Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions, in the valuation of this revenue.

Non-Application of Push Down Basis of Accounting

Under the SEC rules, financial statements filed with the SEC of companies following a more than 95% change in ownership have to be restated to reflect the purchaser’s push down basis of accounting. Push-down is not allowed in the event of a less than 70% change in control. If 70% or more, but no more than 95% change in control occurred, application of the push-down basis is at the company’s discretion. Because USA acquired more than 70%, but less than 95% of Expedia’s shares and voting power, Expedia had the choice of whether to apply push-down basis of accounting, and has elected not to do so. If push-down basis were applied, all of Expedia’s assets and liabilities as of the date of its acquisition by USA would have been restated to fair values; and retained earnings and other equity accounts as of the acquisition date would have been eliminated.

Capitalized Internal Use Software and Website Development Costs

We capitalize certain direct costs incurred in conjunction with developing internal use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs are being amortized using the straight-line method over their estimated useful lives ranging from three to five years, beginning when the software is ready for use. We also capitalize website development costs in connection with the periodic upgrades to our websites in accordance with EITF 00-2, Accounting for Website Development Costs. These costs are being amortized using the straight-line method over a one-year estimated useful life, beginning with the release of the website enhancements to which these costs pertained. Internal use software and website development costs are included in property and equipment assets in the accompanying consolidated balance sheets. The determination of estimated useful lives is sensitive to estimates used. Accordingly, any changes in estimates could have a material impact on the resulting fair values and thus the assessment of impairment.

Accounting for Goodwill and Certain Other Intangibles

On July 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The first phase should be performed by comparing the fair value of the applicable reporting unit to its carrying value. Impairment adjustments recognized, if any, are recognized as operating expenses. Fair value was determined using a discounted cash flow methodology. We completed our initial and annual impairment analysis as of December 31, 2001 and 2002, respectively, and found no instances of impairment of our recorded goodwill; accordingly, the second testing phase was not necessary. No subsequent indicators of impairment have been noted. The determination of fair values, generally based on either appraised values or discounted estimated future cash flows, is critical to assessing impairment under SFAS No. 142 and requires the use of significant assumptions and estimates. The determination of fair values is sensitive to the assumptions and estimates used. Accordingly, any changes in such assumptions or estimates could have a material impact on the resulting fair values and thus the assessment of impairment. Likewise, any changes in appraised values or discounted estimated future cash flows resulting from future events or performance could result in future impairment charges.

Separable intangible assets that have determinable lives continue to be amortized over their useful lives. Intangible assets consist primarily of supplier relationships, distribution agreements, acquired technology, customer lists, trademarks and property manager relationships. As required under SFAS No. 142, we continue to amortize intangible assets with finite lives on a straight-line basis, over their estimated useful lives, ranging from two to ten years and have ceased the amortization prospectively on goodwill and indefinite-lived intangible assets upon adoption of SFAS No. 142.

Stock-Based Compensation

Through December 31, 2002, we have followed Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting method described in SFAS No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to our employee stock options is measured based on the intrinsic value of the stock options at the time of issuance and is recognized and expensed over the vesting period on an accelerated basis. Any changes in methodology in the recognition of stock based compensation such as using straight-line instead of an accelerated basis could have a material impact on our financial operations. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 in their annual report.

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock is forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “unearned stock-based compensation.”

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these consolidated financial statements and accompanying footnotes. Effective January 1, 2003, we have adopted SFAS No. 123, the fair value based method of accounting for stock-based employee compensation. We expect the adoption of SFAS No. 123 to have a material effect on our financial position and results of operations. See Note 2 in the consolidated financial statements included herein for discussion of the effect on net income (loss) and other related disclosures had we accounted for these plans under SFAS No. 123, “Accounting for Stock-Based Compensation.”

Income Taxes

We account for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance to reduce deferred tax assets to their estimated realizable value.

As of December 31, 2002, we had utilized the benefit of all of our net operating loss carryforwards that had been generated through our operations. The remaining net operating loss carryforwards, which are attributable to acquired net operating losses and stock option deductions, will be utilized to reduce income taxes payable. The benefit of the remaining net operating losses will be recorded as an adjustment to goodwill or an increase to equity, when realized.

Based on our limited operating history, the difficulty in accurately forecasting long-term future results, the large amount of net operating loss carryforwards for income tax purposes and the expected continuation of tax deductions attributable to stock option deductions, we have applied a valuation allowance equivalent to the expected tax benefit from our net operating loss carryforward and other deferred tax assets. As a result, we have not recorded a benefit for current federal and state income taxes or a related deferred tax asset.

A valuation allowance against deferred tax assets is recorded if the realization of income, as defined under SFAS No. 109, Accounting for Income Taxes, from the reversal of deferred tax liabilities is no longer assured within the carryforward periods of our existing deferred tax assets. Such determination includes estimates of expected taxable income and the timing of the reversal of deferred tax liabilities. In the event that actual results differ materially from management’s expectations, the valuation allowance could materially change, directly impacting our financial position and results of operations.

Recent Developments

On March 19, 2003, Expedia and USA announced that they entered into a merger agreement by which USA would acquire the Expedia shares it does not currently own in a stock-for-stock merger. The Expedia Board of Directors approved the agreement following the unanimous recommendation and approval of an independent Special Committee of the Expedia Board. Under the agreement, Expedia shareholders will receive 1.93875 shares of USA common stock for each share of Expedia stock that they own. In connection with the merger, Expedia warrants and options will be converted into warrants and options to acquire USA common stock. The parties expect that the transaction will generally be tax-free to Expedia shareholders. The merger is subject to certain conditions to closing contained in the merger agreement, which was filed with the SEC on March 19, 2003.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues.

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
Statement of Operations Data:
Merchant revenues	58%	42%	29%	11%
Agency revenues	39	51	55	63
Advertising and other revenues	3	7	16	26

Revenues	100	100	100	100

Cost of merchant revenues	17	12	8	4
Cost of agency revenues	15	19	24	36
Cost of advertising and other revenues	1	1	1	2

Cost of revenues	32	32	33	42

Gross profit	68	68	67	58

Operating expenses:
Product development	6	8	11	22
Sales and marketing	29	30	41	69
General and administrative	7	9	10	11
Amortization of goodwill			9	6
Amortization of intangible assets	4	12	19	13
Recognition of stock-based compensation	1	5	14	64

Total operating expenses	48	64	104	185

Income (loss) from operations	19	4	(37)	(127)
Net interest income and other	2	2	2	2
Share of joint venture net loss
USA merger related expense	(2)	(6)

Income (loss) before provision for income taxes	19		(35)	(125)
Provision for income taxes	(8)

Net income (loss)	11	—	(35)	(125)

Year Ended December 31, 2002 and 2001

Amounts for the year ended December 31, 2001 included in the following discussion are unaudited and represent the aggregation of the audited amounts for the six-months ended December 31, 2001 with the unaudited amounts reported in the financial statements for the six-months ended June 30, 2001.

Revenues

	Year ended December 31,	Twelve-month period ended December 31,
	2002	2001	% Change
	($ in thousands)
Merchant revenues	$339,137	$108,603	212%
Agency revenues	231,817	158,794	46%
Advertising and other revenues	19,644	29,539	(33)%

Revenues	$590,598	$296,936	99%

Merchant revenues are derived from transactions where we are the merchant of record and determine the price to the customer. We have agreements with suppliers for inventory that we sell. We do not have purchase obligations for unsold inventory. All merchant transactions are recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier.

Agency revenues are derived from airline ticket transactions, hotel, cruise, car rental reservations and services fees. Airline ticket transactions represent both airline paid ticketing fees and fees related to the sale of airline tickets. Fees related to the sale of airline tickets also include performance-based revenues from our global distribution partner. In addition, certain contracts with suppliers contain override commission compensation typically related to achieving specific performance targets. We also charge service fees and paper ticket mailing fees to customers. Paper ticket mailing fee revenues are generated by processing and delivering a paper ticket via express mail if the customer chooses not to have an electronic ticket or an electronic ticket is not available. Beginning in December 2002, a service fee is being charged to customers for most airline tickets booked on our U.S. websites. We also generate corporate transaction service fees for providing travel booking services to our corporate customers.

Advertising and other revenues are derived from the sales of advertisements on our websites and fees from the licensing of software are another source of revenue.

Total revenues for the years ended December 31, 2002 and 2001 were $590.6 million and $296.9 million, respectively, an increase of 99%. Excluding the acquisitions of Classic Custom Vacations (CCV) and Metropolitan during 2002, total revenues for the year ended December 31, 2002 would have been $529.8 million, an increase of 78%. The increase was primarily attributable to the growth in our worldwide merchant hotel business.

Merchant revenues for the years ended December 31, 2002 and 2001 were $339.1 million and $108.6 million, respectively, an increase of $230.5 million or 212%. Merchant revenues relating to our North America segment increased by $215.3 million year over year due to an increase in our merchant hotel transactions and the acquisition of CCV in March 2002. Our North America segment generates its revenues from its points-of-sale in the U.S. and Canada. Our North America merchant hotel business increased by $131.2 million year over year as a result of an increased number of hotels available for customers to choose from, increased number of room nights stayed, a slightly higher average daily rate per hotel room due to a shift in mix to higher priced destinations such as Europe, Hawaii, Mexico and the Caribbean, and the customer having the flexibility to purchase merchant hotel rooms as a stand-alone product or combined with other travel products in a package. In addition, CCV, our provider of luxury vacation packages to Mexico, North America, Europe and the Caribbean through a network of travel agents and travel agencies, generated $56.9 million of revenues. All components of CCV’s vacation packages are classified as merchant revenues.

Merchant revenues relating to our International segment increased by $15.2 million year over year. The International segment generates its revenues from its points-of-sale in the U.K., Germany, Italy, the Netherlands and France. The increase in revenues is a result of our efforts in past years to expand our international segment through increased promotional and development activities in order to bring more customers to the websites. In addition, we have increased the number of partnerships with new merchant hotels, thereby expanding our available inventory. This resulted in an increased number of room nights booked by our customers. Our revenues have demonstrated strong growth especially in the U.K. where we generate the highest transaction volumes in the international segment. As we continue to gain acceptance internationally we anticipate continued strong growth in our international segment.

Agency revenues for the years ended December 31, 2002 and 2001 were $231.8 million and $158.8 million, respectively, an increase of $73.0 million or 46%. Agency revenues relating to our North America segment increased $63.9 million year over year primarily due to an increase in airline ticket transactions and the introduction of corporate travel as part of the acquisition of Metropolitan in July 2002. Our air ticket-related revenue increased by $42.2 million due to an increased number of airline tickets sold which was partially offset by a decline in commission per ticket resulting from a decline in commissions paid by airlines. We expect revenues generated from our newly-implemented service fee to have a positive impact on revenue per ticket.

Agency revenues relating to the international segment increased $9.1 million year over year due to an increase in marketing and development activities in past years which has resulted in increased airline ticket transactions. As we continue to gain acceptance internationally we anticipate continued strong growth in our international segment.

Advertising and other revenues for the years ended December 31, 2002 and 2001 were $19.6 million and $29.5 million, respectively, a decrease of $9.9 million or 33%. The decrease is primarily due to two license agreements ending during the quarter ended June 30, 2001 and the last license agreement ending in the quarter ended September 30, 2002. In addition, advertising revenues have experienced slow growth rates due to the economic slowdown in the current period.

Cost of Revenues and Gross Profit

	Year ended December 31,	Twelve-month period ended December 31,
	2002	2001	% Change
	($ in thousands)
Cost of merchant revenues	$98,770	$28,813	243%
Cost of agency revenues	87,771	61,357	43%
Cost of advertising and other revenues	2,726	3,245	(16)%

Cost of revenues	$189,267	$93,415	103%

% of revenues	32%	31%

Gross profit	$401,331	$203,521	97%
% of revenues	68%	69%

The costs of merchant revenues consist of credit card merchant fees and allocated and direct costs for the operation of our data center and call centers. The costs of agency revenues consist primarily of fees paid to our fulfillment vendors for issuing airline tickets and related customer services, reserves and related payments to the airlines for tickets purchased with fraudulent credit cards, fees paid to our global distribution partners for use of their computer reservation and information services systems and allocated and direct costs for the operation of our data center and call centers. The costs of advertising and other revenues consist mainly of costs related to the employees who are responsible for placing banners and other advertisements on our websites.

Cost of revenues for the years ended December 31, 2002 and 2001 were $189.3 million and $93.4 million, respectively, an increase of $95.9 million or 103%. Excluding CCV and Metropolitan, cost of revenues for 2002 would have been $142.9 million, an increase of $49.5 million or 53%.

Gross profit for the years ended December 31, 2002 and 2001 were $401.3 million and $203.5 million, respectively, an increase of $197.8 million or 97%. Gross margin decreased from 69% in 2001 to 68.0% in 2002. Excluding CCV and Metropolitan, gross profit for 2002 would have been $386.9 million, an increase of $183.4 million or 90%. Excluding the acquisitions, gross margin for 2002 would have increased to 73.0%. CCV products have a lower gross margin than our other services, since CCV pays commissions to travel agents, which is part of the cost of merchant revenues. Our gross margins increased, excluding CCV, due to high growth rates in our merchant business and reduced costs per transaction at our call centers.

Merchant gross margins decreased from 73.5% to 70.9% primarily due to CCV’s commissions paid to travel agents, which is included cost of revenues. Excluding CCV, merchant gross margin for 2002 would have been

80.3%. Our gross margins excluding CCV increased due to high growth rates in our merchant business, which yields a higher gross profit per transaction compared with the other lines of business, and due to the reduction of telephone calls per air and hotel reservation. This reduction was achieved through website improvements and increased functionality on our websites which enabled our customers to make changes to their itinerary online and navigate through our websites more efficiently, thereby reducing the number of calls and e-mails to our call centers. In addition, we have managed our call center costs more effectively, as we have been able to achieve greater economies of scale.

Agency gross margin increased from 61.4% to 62.1%. Gross margin increased due to the reductions in cost per transaction and in the ratio of calls to transactions. The realization of this efficiency has more than made up for the decline in our revenue per airline ticket.

Advertising and other gross margin declined from 89.0% to 86.1% as we continued to incur fixed costs associated with advertising revenue while advertising revenues declined. Also, the reduction in licensing revenues which had virtually no associated cost, has negatively impacted margins.

Product Development

	Year ended December 31,	Twelve-month period ended December 31,
	2002	2001	% Change
	($ in thousands)
Product development	$36,532	$27,202	34%
% of revenues	6%	9%

Product development expenses consist primarily of payroll and related expenses for website development, maintenance, localization and acquired content. Product development expenses for the years ended December 31, 2002 and 2001 were $36.5 million and $27.2 million, representing 6% and 9% of net revenues, respectively. The increase in absolute dollars is primarily due to additional personnel involved in the development, enhancements, and localization of our websites. This includes deploying new websites for new markets such as corporate travel. In addition, we have provided greater and richer content to travelers to enhance the customers’ buying experience. In October 2002, we acquired Newtrade Technologies, Inc. (Newtrade). A substantial number of Newtrade’s employees are classified as product development.

We expect to continue to invest in technology and improvements to our websites, which may include, but are not limited to, hiring additional employees, offering additional website features as well as continuing our international expansion and investment in corporate travel.

Sales and Marketing

	Year ended December 31,	Twelve-month period ended December 31,	% Change
	2002	2001
	($ in thousands)
Sales and marketing	$172,758	$99,740	73%
% of revenues	29%	34%

Sales and marketing expenses consist of advertising, distribution and public relations expenses as well as personnel-related costs. Our distribution activities relate to associate marketing agreements with various websites such as MSN.com and our WWTE partners. Sales and marketing expenses for the years ended December 31, 2002 and 2001 were $172.8 million and $99.7 million representing 29% and 34% of net revenues, respectively.

The increase in absolute dollars is due to domestic promotional and distribution activities of $44.3 million. Our promotional activities range from radio to magazine and other paper media advertising which create general brand awareness. We also expanded our distribution channels. In 2001, we served as the travel channel on MSN.com, Microsoft’s online services network and we also had a few WWTE partners, whereby we sell directly on other travel companies’ websites. In 2002, we increased our distribution sources with an increased number of search engine portals as well as WWTE partners.

In connection with the USA acquisition of control in February 2002, we received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after consummation of the merger, on the various media outlets related to USA (including outlets of former USA entertainment businesses, such as the USA Network, that are now part of Vivendi Universal Entertainment). During 2002, we recognized $13.1 million of sales and marketing expense related to these media outlets.

General and Administrative

	Year ended December 31,	Twelve-month period ended December 31,	% Change
	2002	2001
	($ in thousands)
General and administrative	$46,603	$26,764	74%
% of revenues	7%	9%

General and administrative expenses consist primarily of compensation for personnel to support functions such as our executive leadership, finance, legal and human resources. In addition to people-related costs, other significant expenses include professional fees and depreciation of certain internally developed systems. General and administrative expenses for the years ended December 31, 2002 and 2001 were $46.6 million and $26.8 million, representing 8% and 9% of net revenues, respectively. The increase in absolute dollars is due to additional personnel required to support our business growth and additional personnel from the acquisitions of CCV, Metropolitan and Newtrade. During 2001 and the first six months of 2002, we incurred significant costs related to acquiring hardware and software as we migrated from Microsoft’s systems onto our own. These costs were capitalized and in 2002 we began to depreciate these assets.

Amortization of Goodwill and Intangible Assets

	Year ended December 31,	Twelve-month period ended December 31,	% Change
	2002	2001
	($ in thousands)
Amortization of goodwill	$—	$10,709	(100)%
% of revenues	0%	4%

Amortization of intangible assets	$22,017	$40,062	(45)%
% of revenues	4%	13%

Amortization of intangibles relate to our acquisitions of Travelscape and VacationSpot in March 2000, CCV in March 2002, Metropolitan in July 2002 and Newtrade in October 2002. Amortization of intangibles for the years ended December 31, 2002 and 2001 were $22.0 million and $40.1 million, representing 4% and 13% of net revenues, respectively. The portion of Travelscape and VacationSpot intangible assets with estimated useful lives of two years were fully amortized as of March 17, 2002, resulting in a decrease of amortization of intangible assets in 2002. However, the decrease was partially offset by the amortization of CCV’s, Metropolitan’s and Newtrade’s intangible assets.

Amortization of goodwill for the years ended December 31, 2002 and 2001 was $0 and $10.7 million, representing 0% and 4% of net revenues, respectively. In July 2001, we adopted SFAS No. 142 and discontinued amortizing goodwill.

Recognition of Stock-Based Compensation

	Year ended December 31,	Twelve-month period ended December 31,	% Change
	2002	2001
	($ in thousands)
Recognition of stock-based compensation	$6,562	$16,404	(60)%
% of revenues	1%	6%

Upon the completion of our initial public offering, all the unvested options to purchase Microsoft common stock held by Expedia employees were converted to options to purchase Expedia common stock (Expedia Options). These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The starting date for amortization coincided with the initial public offering date of November 10, 1999.

Stock-based compensation for the years ended December 31, 2002 and 2001 was $6.6 million and $16.4 million, representing 1% and 6% of net revenues, respectively. The decrease is due to amortizing the expense utilizing the accelerated method over the vesting period of each individual grant. The accelerated method results in higher amortization amounts during the beginning of the amortization period.

Effective January 1, 2003, we adopted SFAS No. 123, the fair value based method of accounting for stock-based employee compensation and we are shifting our equity compensation to include performance units.

Net Interest Income and Other

	Year ended December 31,	Twelve-month period ended December 31,	% Change
	2002	2001
	($ in thousands)
Net interest income and other	$11,276	$4,324	161%
% of revenues	2%	1%

Net interest income and other for the years ended December 31, 2002 and 2001 were $11.3 million and $4.3 million, representing 2% and 1% of net revenues, respectively. The increase was due to a growing cash balance and the investment in marketable securities consisting of high-quality, short-to intermediate term agency securities which yielded higher returns. We increased interest income despite the decline in interest rates.

USA Merger Related Expense

	Year ended December 31,	Twelve-month period ended December 31,	% Change
	2002	2001
	($ in thousands)
USA merger & related expenses	$11,566	$7,691	50%
% of revenues	2%	3%

USA merger related expenses for the years ended December 31, 2002 and 2001 were $11.6 million and $7.7 million, representing 2% and 3% of net revenues, respectively. USA merger related expense included the costs incurred in connection with USA acquiring a controlling interest in Expedia in February 2002. In addition, we incurred costs related to USA’s proposal in June 2002 of an exchange offer whereby USA would seek to acquire all of our publicly held shares.

Provision for Income Taxes

	Year ended December 31,	Twelve-month period ended December 31,	% Change
	2002	2001
	($ in thousands)
Provision for income taxes	$49,543	$—	100%
% of revenues	8%	0%

The provision for income taxes for the years ended December 31, 2002 and 2001 were $49.5 million and $0, representing 8% and 0% of net revenues, respectively.

At December 31, 2002, we had net operating loss carryforwards of approximately $262.0 million for federal income tax purposes. The net operating loss carryforwards will begin to expire in 2017. Approximately $31.0 million of the loss carryforwards are from acquired companies, the utilization of which, in each carryforward year, may be limited by the Internal Revenue Code. At December 31, 2002, we had utilized the benefit of all our net operating loss carryforwards other than those generated by stock compensation tax deductions. The remaining net operating loss carryforwards, will be utilized to reduce income taxes payable. The benefit of the remaining net operating losses will be recorded as an adjustment to goodwill or an increase to additional paid-in capital, when realized.

Six-Month Periods Ended December 31, 2001 and 2000

Amounts for the six-month period ended December 31, 2000 included in the following discussion were included in the transition financial statements for the six-months ended December 31, 2001 and are unaudited.

Revenues

	Six-month period ended December 31,		% Change
	2001	2000
	($ in thousands)
Merchant revenues	$68,423	$24,368	181%
Agency revenues	81,545	45,738	78%
Advertising and other revenues	11,272	16,418	(31)%

Revenues	$161,240	$86,524	86%

Merchant revenues increased significantly as a result of the growth in our Expedia Special Rate (ESR) hotel business as we continued to add new available inventory both domestically and internationally. ESR bookings represented a majority of all hotel gross bookings. In September 2001, we introduced other destination services such as sightseeing tours, show tickets and theme park passes as part of the vacation packages products. The introduction of Expedia Bargain Fares (EBF) in March 2001 provided customers the date and price of the airline ticket up front while not disclosing the airline or flight times until after the purchase.

Growth in agency revenues occurred as Internet commerce, especially travel sales, continued to gain acceptance and our customer base continued to grow substantially. In addition, our agency business continued to generate greater revenues per transaction.

In December 2000, we launched our packages business which significantly increased both merchant and agency revenues. This product offering enabled customers to customize their trip by selecting their itinerary, airline, hotel, car rentals and the destination product and services of choice all for one packaged price. The introduction of our Expert Searching and Pricing (ESP) engine in January 2001 not only provided customers with more choice and control in choosing their travel itineraries but also enabled us to succeed in selling more vacation packages and in merchandising a wide range of inventory types.

The increase in agency and merchant revenues was partially offset by the decrease in advertising and licensing-related revenue for the six-month period ended December 31, 2001, compared with the same period in 2000. This was due to two license agreements ending during the quarter ended June 30, 2001. In addition, advertising revenues declined due to the weakening market for advertising, and Internet advertising in particular.

Cost of Revenues and Gross Profit

	Six-month period ended December 31,		% Change
	2001	2000
	($ in thousands)
Cost of merchant revenues	$19,325	$8,079	139%
Cost of agency revenues	31,287	23,357	34%
Cost of advertising and other revenues	1,555	1,590	(2)%

Cost of revenues	$52,167	$33,026	58%

% of revenues	32%	38%

Gross profit	$109,073	$53,498	104%
% of revenues	68%	62%

Cost of merchant revenues increased significantly as a result of the introduction of our vacation packages business in December 2000 and our EBF business in March 2001. The vacations packages consist of a combination of agency and merchant transactions.

Cost of agency revenues increased due to the increase in fulfillment costs related to the increase in the number of transactions processed and costs related to providing our express mailing service, which was introduced during the quarter ended December 31, 2000. Partially offsetting the increase in agency costs was a decrease in expenses related to fraudulent and lost tickets.

Cost of advertising and other revenues decreased as advertising and other revenues declined. There were minimal costs associated with the licensing business, therefore, we generated strong profit margin on this business.

The increase in gross margin percentage was due to increased transaction volumes, which created economies of scale, and due to the growth in merchant business, which yielded a higher gross profit per transaction compared to the agency business. In addition, our agency business continued to generate increased revenues per transaction.

Product Development

	Six-month period ended December 31,		% Change
	2001	2000
	($ in thousands)
Product development	$13,652	$11,132	23%
% of revenues	8%	13%

The increase in product development expenses were primarily due to an increased number of personnel involved in the ongoing development and enhancement of our websites and supporting infrastructure and systems. The increase was partially offset by the capitalization of website development and internally developed software costs which exceeded the amortization of these costs.

Sales and Marketing

	Six-month period ended December 31,		% Change
	2001	2000
	($ in thousands)
Sales and marketing	$48,358	$38,777	25%
% of revenues	30%	45%

The increase in sales and marketing expenses were primarily due to increased promotional and distribution activities intended to bring additional customers to our websites. Our promotional activities ranged from radio to magazine and other print media advertising, and also include domestic television ads. Our distribution activities related to marketing agreements with various internet websites such as MSN.

During the quarter ended September 30, 2001, we redirected visitors from the Travelscape.com and LVRS.com websites to the Expedia.com website. This enabled our domestic brand awareness advertising to be focused on the Expedia.com website, which in turn enabled us to gain greater marketing efficiencies for the six-month period ended December 31, 2001, compared with the same period in 2000. Although sales and marketing costs increased, the significant increase in revenues resulted in the large decrease in sales and marketing costs as a percentage of revenues.

General and Administrative

	Six-month period ended December 31,
	2001	2000	% Change
	($ in thousands)
General and administrative	$14,877	$10,653	40%
% of revenues	9%	12%

General and administrative expenses increased in absolute terms but decreased as a percentage of revenues. The increased growth and greater complexity in our business required additional support and overhead. We continued to hire employees, to perform functions that were previously performed less expensively via a services agreement with Microsoft.

Amortization of Goodwill and Intangible Assets

	Six-month period ended December 31,
	2001	2000	% Change
	($ in thousands)
Amortization of goodwill	$—	$9,576	(100)%
% of revenues	0%	11%

Amortization of intangible assets	$19,809	21,488	(8)%
% of revenues	12%	25%

Amortization of intangibles related to our acquisitions of Travelscape® and VacationSpot in March 2002. In adopting SFAS No. 142 in July 2001, we discontinued amortizing goodwill and we reclassified $4.1 million of “acquired workforce” from intangible asset to goodwill.

Recognition of Stock-Based Compensation

	Six-month period ended December 31,
	2001	2000	% Change
	($ in thousands)
Recognition of stock-based compensation	$5,988	$20,767	(71)%
% of revenues	4%	24%

The decrease in stock-based compensation related to amortizing the expense utilizing the accelerated method over the vesting period of the individual. This resulted in higher amortization amounts during the beginning of the amortization period. In addition, stock option forfeitures due to departing employees also decreased the recognition of stock-based compensation.

Net Interest Income and Other

	Six-month period ended December 31,
	2001	2000	% Change
	($ in thousands)
Net interest income and other	$2,543	$2,810	(10)%
% of revenues	2%	3%

We generated cash flow from operations of $76.9 million for the six-month period ended December 31, 2001. However, a large decline in interest rates caused interest income to decrease during the six-month period ended December 31, 2001, compared with the same period in 2000, even with the significantly higher invested balances.

Years Ended June 30, 2001 and 2000

Revenues

	Years ended June 30,
	2001	2000	% Change
	($ in thousands)
Merchant revenues	$64,548	$10,912	492%
Agency revenues	122,987	59,534	107%
Advertising and other revenues	34,685	24,185	43%

Revenues	$222,220	$94,631	135%

Agency revenues increased due to increases in the volume of transactions on our websites. With the acquisition of Travelscape in March 2000 and the introduction of our ESR business in June 2000, we significantly increased our merchant revenues. The introduction of the vacation packages business in December 2000 also increased our agency and merchant revenues.

Cost of Revenues and Gross Profit

	Years ended June 30,		% Change
	2001	2000
	($ in thousands)
Cost of merchant revenues	$17,567	$3,369	421%
Cost of agency revenues	53,427	34,136	57%
Cost of advertising and other revenues	3,280	2,643	24%

Cost of revenues	$74,274	$40,148	85%

% of revenues	33%	42%

Gross profit	$147,946	$54,483	172%
% of revenues	67%	58%

Cost of agency revenues increased due to the increased number of transactions to be processed. Partially offsetting the increase in agency costs were a decrease in expenses related to fraudulent credit card charges and expense related to lost paper tickets. The cost of merchant revenues increased significantly as a result of the acquisition of Travelscape in March 2000 and the introductions of our ESR business in June 2000 and our vacation packages business in December 2000. The increase in gross margin was due to increased transaction volumes which created economies of scale, and the growth in merchant business which yielded a higher gross profit per transaction compared to the agency business.

Product Development

	Years ended June 30,
	2001	2000	% Change
	($ in thousands)
Product development	$24,682	$20,391	21%
% of revenues	11%	22%

Product development expenses decreased due to the capitalization of $5.5 million of costs related to website development while only $1.5 million of related expense was amortized during the year ended June 30, 2001. Excluding the impact of this capitalization and amortization, expense would have increased 41% from the prior year. A significant portion of the increase related to the development of the ESP engine.

Sales and Marketing

	Years ended June 30,
	2001	2000	% Change
	($ in thousands)
Sales and marketing	$90,159	$65,701	37%
% of revenues	41%	69%

The increase in sales and marketing expenses was primarily attributable to increased promotional activities, intended to bring additional customers to our websites. In addition, the acquisitions of Travelscape and VacationSpot in March 2000 increased our sales and marketing expense, as the year ended June 30, 2001 was the first year to fully include the results of these companies.

General and Administrative

	Years ended June 30,
	2001	2000	% Change
	($ in thousands)
General and administrative	$22,540	$10,507	115%
% of revenues	10%	11%

General and administrative expenses increased in absolute terms but decreased as a percentage of revenues. We continued to hire employees to perform functions that were not previously necessary when we were an operating unit of Microsoft and functions previously performed under our services agreement with Microsoft were brought in house. In addition, the acquisitions of Travelscape and VacationSpot in March 2000 increased our general and administrative expenses, as the year ended June 30, 2001 was the first year to fully include the results of operations.

Amortization of Goodwill and Intangible Assets

	Years ended June 30,
	2001	2000	% Change
	($ in thousands)
Amortization of goodwill	$20,285	$5,502	269%
% of revenues	9%	6%
Amortization of intangible assets	$41,741	$12,361	238%
% of revenues	19%	13%

Amortization of goodwill and intangibles increased as this was the first full year of amortization related to our acquisitions of Travelscape and VacationSpot.

Recognition of Stock-Based Compensation

	Years ended June 30,
	2001	2000	% Change
	($ in thousands)
Recognition of stock-based compensation	$31,183	$60,689	(49)%
% of revenues	14%	64%

The decrease in the recognition of stock-based compensation related to amortizing the expense utilizing the accelerated method over the vesting period of the individual. This resulted in higher amortization amounts during the beginning of the amortization period. In addition, stock option forfeitures due to departing employees also decreased the recognition of stock-based compensation.

Quarterly Unaudited Results of Operations

The following table sets forth our unaudited quarterly results of operations, in dollars and as a percentage of revenues, for the periods presented. The unaudited quarterly results include the results of operations of Travelscape.com, Inc. and VacationSpot.com, Inc. from March 18, 2000, CCV from March 9, 2002, Metropolitan from July 13, 2002, and Newtrade from October 28, 2002.

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

	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	Jun. 30, 2001	Mar. 31, 2001
	(in thousands, except per share amounts)
Merchant revenues	$97,307	$98,453	$85,727	$57,650	$34,321	$34,102	$25,886	$14,294
Agency revenues	62,781	62,495	54,800	51,741	42,266	39,279	43,900	33,349
Advertising and other revenues	3,824	4,854	4,351	6,615	5,175	6,097	8,688	9,579

Revenues	163,912	165,802	144,878	116,006	81,762	79,478	78,474	57,222

Cost of merchant revenues	28,082	29,561	26,334	14,793	9,816	9,509	6,409	3,079
Cost of agency revenues	23,237	24,574	20,457	19,503	15,310	15,977	15,850	14,220
Cost of advertising and other revenues	696	585	597	848	754	801	904	786

Cost of revenues	52,015	54,720	47,388	35,144	25,880	26,287	23,163	18,085

Gross profit	111,897	111,082	97,490	80,862	55,882	53,191	55,311	39,137

Operating expenses:
Product development	10,343	9,310	8,152	8,727	6,443	7,209	7,261	6,289
Sales and marketing	47,503	49,206	41,213	34,836	22,287	26,071	26,599	24,783
General and administrative	14,269	12,548	11,545	8,241	8,696	6,181	6,647	5,240
Amortization of goodwill							5,921	4,788
Amortization of intangible assets	4,538	4,493	4,218	8,768	9,905	9,904	9,509	10,744
Recognition of stock-based compensation	1,152	1,332	1,541	2,537	2,424	3,564	3,939	6,477

Total operating expenses	77,805	76,889	66,669	63,109	49,755	52,929	59,876	58,321

Income (loss) from operations	34,092	34,193	30,821	17,753	6,127	262	(4,565)	(19,184)
Net interest income and other	3,701	2,407	2,485	2,683	1,214	1,329	215	1,566
Share of joint venture net loss	(193)	(120)	(151)	(247)	(769)
USA merger related expense	(729)	(977)		(9,860)	(1,350)	(6,341)

Income (loss) before provision for income taxes	36,871	35,503	33,155	10,329	5,222	(4,750)	(4,350)	(17,618)
Provision for income taxes	(15,436)	(15,434)	(14,059)	(4,614)

Net income (loss)	$21,435	$20,069	$19,096	$5,715	$5,222	$(4,750)	$(4,350)	$(17,618)

Net income (loss) per common share:
Basic	$0.18	$0.18	$0.17	$0.05	$0.05	$(0.05)	$(0.04)	$(0.18)

Diluted	$0.17	$0.16	$0.15	$0.05	$0.04	$(0.05)	$(0.04)	$(0.18)

Weighted average number of shares outstanding:
Basic	116,414	114,406	112,884	108,558	104,020	100,638	98,028	95,582

Diluted	129,612	125,522	129,692	122,848	123,890	100,638	98,028	95,582

	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	Jun. 30, 2001	Mar. 31, 2001
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	32	33	33	30	32	33	30	32

Gross profit	68	67	67	70	68	67	70	68

Operating expenses:
Product development	6	5	6	8	8	9	9	11
Sales and marketing	28	29	28	30	27	33	34	43
General and administrative	9	8	8	7	11	8	8	9
Amortization of goodwill							8	8
Amortization of intangible assets	3	3	3	8	12	13	12	20
Recognition of stock-based compensation	1	1	1	2	3	4	5	11

Total operating expenses	47	46	46	55	61	67	76	102

Income (loss) from operations	21	21	21	15	7		(6)	(34)
Net interest income and other	2	1	2	2	1	2		3
Share of joint venture net loss					(1)
USA merger related expense		(1)		(8)	(1)	(8)

Income (loss) before provision for income taxes	23	21	23	9	6	(6)	(6)	(31)
Provision for income taxes	(9)	(9)	(10)	(4)

Net income (loss)	14	12	13	5	6	(6)	(6)	(31)

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. Our cash, cash equivalents and marketable securities balances were $584.0 million and $238.4 million at December 31, 2002 and 2001, respectively.

The increases in cash flow are driven by our increase in net income, coupled with the fact that certain of our expenses are non-cash transactions, working capital cash flows from our merchant business and the economies of scale we have been able to realize on our cost structure. Net cash provided by operating activities was $327.3 million, $76.9 million and $63.5 million, during the year ended December 31, 2002, the six-month period ended December 31, 2001, and the year ended June 30, 2001, respectively. Net cash used in operating activities was $30.9 million during the year ended June 30, 2000.

The changes in working capital from our merchant business have been a significant source of cash. In our merchant business, we receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer’s use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there is a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. For the year ended December 31, 2002 the growth in net merchant bookings has contributed $55.7 million to our positive cash flow. The significant growth in customers’ bookings has contributed to positive cash flow. In addition, certain of our 2002 expenses are non-cash transactions, such as the USA contributed marketing expense of $13.1 million, the provision for income taxes of $49.5 million and depreciation and amortization of $38.6 million also contributed to the increase in cash flows from operations. Cancellations and reduced bookings caused by the terrorist attacks on September 11, 2001, resulted in a net cash outflow from the change in deferred and prepaid merchant bookings of $5.9 million for the six-month period ended December 31, 2001 as a declining-bookings environment can have a significant negative effect on our working capital and cash.

Net cash used in investing activities during the year ended December 31, 2002, the six-month period ended December 31, 2001 and the years ended June 30, 2001 was $444.2 million, $23.3 million and $11.8 million, respectively. Net cash provided by investing activities was $9.9 million for the year ended June 30, 2000. In

June 2002, we began investing in certain marketable securities, which consist of high-quality short to intermediate term agency securities. These investments are intended to provide additional interest income while at the same time ensuring liquidity and safety of the principal. During the year ended December 31, 2002, we purchased $475.1 million and sold $112.9 million of such investments.

During the year ended December 31, 2002, we paid total net cash of $59.6 million to acquire CCV, Metropolitan, and Newtrade. Additional investing activities consisted primarily of capital expenditures, which totaled $22.0 million, $12.5 million, $17.0 million and $5.2 million during the year ended December 31, 2002, the six-month period ended December 31, 2001, and the years ended June 30, 2001 and 2000, respectively. We anticipate continued growth of capital spending associated with website development, additional systems and infrastructure, and office space expansion.

Net cash provided by financing activities during the year ended December 31, 2002, the six-month period ended December 31, 2001, and the years ended June 30, 2001 and 2000 was $96.7 million, $2.6 million, $69.9 million and $81.4 million, respectively. As part of the CCV acquisition, we issued 1,873,630 shares of common stock to USA at a price of $25.08 in a private placement, raising approximately $47.0 million.

During the year ended December 31, 2002 and for the six-month period ended December 31, 2001, we incurred costs of $11.6 million and $7.7 million, respectively, associated with the February 2002 USA acquisition of control and the June 2002 USA proposed exchange offer. These costs relate to our financial advisory, accounting, legal and tax advisory fees. In August 2002, USA made a capital contribution of $20.0 million in cash in lieu of its contractual commitment to deliver to Expedia an option to acquire from USA all of the outstanding equity of National Leisure Group, Inc.

Stock option exercises by employees and directors were a source of cash totaling $37.0 million, $11.6 million, $7.9 million and $1.6 million for the year ended December 31, 2002, the six-month period ended December 31, 2001 and the years ended June 30, 2001 and 2000, respectively. We anticipate a substantial number of stock options to become vested going forward. If these options are exercised they will also affect operating results, as we incur payroll tax expenses on the taxable portion of employees’ gains upon exercise. These expenses are recognized in the cost of revenues, product development, sales and marketing, and general and administrative line items of our consolidated financial statements.

On February 5, 2003, we announced the authorization of a plan to repurchase up to $200.0 million of our common stock through a stock repurchase program. Pursuant to this program as of February 28, 2003, we have repurchased approximately 816,000 shares of our common stock for $25.0 million, at prices ranging from $29.68 to $31.47 per share.

Associated with the USA acquisition of control, we issued to our shareholders and optionholders 12.6 million warrants to purchase our common stock, with an exercise price of $26 per share. No cash was received as part of this issuance. Because these warrants are tradable and do not expire until February 2009, we do not anticipate a significant inflow of cash from the exercises of these warrants in the next 12 months. For the year ended December 31, 2002, proceeds from exercise of warrants were approximately $61,000.

As of December 31, 2002 and 2001, we had two letter of credit facilities in the combined amounts of $35.0 million and $17.0 million, respectively. A substantial amount of the letter of credit is issued to hotel properties to secure payment for the potential purchase of hotel rooms. These letter of credit facilities previously required full collateralization for issued letters of credit with restricted deposits. However, as of December 31, 2002, one credit facility for $20.0 million was amended to release the pledge of restricted deposits in exchange for standard liquidity, capital and financial covenants. As of December 31, 2002 and 2001, we had $16.3 million and $9.1 million, respectively, of outstanding letters of credit drawn against these facilities. No claims have been made against any letters of credit. As of December 31, 2002, we were in compliance with all financial covenants.

During 2002, we provided bank guarantees to government regulatory authorities in the U.K. and Germany in order to operate our vacation packages business in those respective countries. As of December 31, 2002, we had bank guarantees in the amount of $9.7 million.

The terrorist activities of September 11, 2001, and the uncertainty caused by the current economic, political and transportation climates may affect future demand for our products and services. As previously discussed, a significant amount of operating cash flow is from increased deferred merchant bookings and the period between receipt of cash from the customer and payment to non-air merchant suppliers. In a time of flat or declining merchant bookings, we would expect to experience a related decrease in operating cash flow, or negative operating cash flows. We believe that our financial situation would enable us to absorb a significant potential downturn in business. As a result, we anticipate being able to meet our operating cash needs without any need for additional funding. We intend to continue to invest in marketable securities with maturities of three years or less in order to ensure liquidity and safety of principal.

Leases

Our headquarters are located in Bellevue, Washington in leased space consisting of approximately 165,000 square feet. The leases for this space expire from 2003 to 2009. Expedia also leases space in Tacoma, Washington for a call center and has small sales offices in Ft. Lauderdale, Florida, New York City, New York and Washington, D.C. Travelscape, Inc., a subsidiary of Expedia, is headquartered in Las Vegas, Nevada. Travelscape leases office space consisting of approximately 65,000 square feet in Las Vegas, Nevada. As a result of its acquisition of the assets of Classic Custom Vacation in March 2002, Expedia also leases office space consisting of 39,000 square feet in San Jose, California and warehouse space in Post Falls, Idaho. As a result of its acquisition of the assets of Metropolitan Travel in July, 2002, Expedia also leases office space consisting of approximately 17,000 square feet in downtown Seattle, Washington and office space in Kirkland, Washington.

We also lease office space for our international operations in Brussels, Belgium; Toronto, Canada; Montreal, Canada; London, England; Milan, Italy; Munich, Germany; Amsterdam, The Netherlands; and Sydney, Australia.

Acquisitions

USA

Acquisition of Control.    On February 4, 2002, USA Interactive acquired Microsoft’s controlling stake in Expedia. Immediately prior to the USA acquisition of control, we recapitalized our common shares to create a new class of common shares, Class B common shares, par value $.01 per share, which are entitled to approximately 15 votes per share, provided that no Expedia shareholder or group of shareholders can generally hold more than 94.9% of Expedia’s total outstanding voting power. Under the terms of the transaction agreements governing the USA acquisition of control, each of our shareholders had the option, with respect to each common share it owned, to elect to either (1) retain its Expedia share and in addition receive warrants to acquire additional Expedia shares or (2) exchange its Expedia share for a package of USA securities consisting of USA common stock, USA cumulative convertible redeemable preferred stock and warrants to acquire USA common stock.

Pursuant to the terms of the USA acquisition of control, Microsoft beneficially owned approximately 66% of our common stock prior to the merger, and elected to exchange all of its Expedia common stock for USA securities. As a result, upon closing of the USA acquisition of control, Microsoft no longer holds any Expedia securities. Expedia shareholders who elected not to receive USA securities in the transaction retained their Expedia shares and received 0.1920 of a new Expedia warrant for each Expedia share held. In addition, certain optionholders were also issued warrants. Each warrant entitles the holder to purchase one share of Expedia common stock for $26 through February 4, 2009. In addition, the warrants issued to optionholders are subject to the same vesting schedule as the options in respect of which the warrants were issued. We issued approximately 12.6 million warrants to holders of Expedia’s common shares and stock options. The Expedia warrants trade on NASDAQ under the symbol “EXPEW.” Of these warrants, approximately 7.8 million were issued to common stockholders. Theses warrants were valued at market value as of the date of the grant and were recorded as capital distributions.

In connection with the USA acquisition of control, all of the shares of the merger subsidiary, which were all held by USA, were converted into a number of shares of Expedia Class B common stock equal to the number of Expedia common shares that were exchanged for the package of USA securities. As a result, USA owns all of the outstanding shares of Expedia Class B common stock (approximately 69,002,000 shares), representing approximately 64% of Expedia’s then outstanding shares, and 94.9% of the voting interest in Expedia. Since USA acquired less than 95% voting interest in Expedia, we elected to account for the USA transaction as a recapitalization. Accordingly, the purchase price paid by USA to acquire our common shares does not have an impact on our consolidated financial statements.

Due to its controlling interest in Expedia, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of our shareholders, except where a separate vote of the holders of common shares is required by Washington law. In addition, USA also controls Expedia’s board of directors, which, immediately after the closing of the merger transaction, was expanded from seven to thirteen board members. The current Expedia Board consists of seven USA appointees and includes four independent board members that are not employees of Expedia.

In connection with the USA acquisition of control, we received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after consummation of the merger, on the various media outlets related to USA (including outlets of former USA entertainment businesses such as USA Network that are now part of Vivendi Universal Entertainment). The use of this asset is being accounted for as sales and marketing expense and a capital contribution by USA to Expedia. In addition, we received a two-year option to purchase a one-third interest in a new television channel to be developed by USA. The exercise price of the option will equal one-third of USA’s cost, plus interest, up to the date of exercise. There will be no accounting recognition of the option until the option is exercised, if ever. Finally, USA made a capital contribution of $20 million in lieu of its contractual commitment to deliver to Expedia an option to acquire from USA all of the outstanding equity of National Leisure Group, Inc.

Private Placement.    On February 20, 2002, we issued 1,873,630 common shares to USA for approximately $47 million in cash. The proceeds from this sale were used by us in connection with the Classic Custom Vacations transaction to pay off the approximately $47 million of outstanding debt of Classic Vacation Group, Inc.

Exchange Offer and Merger.    On June 3, 2002, USA announced its intention to commence an exchange offer whereby USA would acquire all our publicly held shares. On October 10, 2002, USA announced that it was ending the proposed exchange offer process. On March 19, 2003, we announced that we entered into a merger agreement with USA whereby USA would acquire all our publicly held shares it does not currently own in a stock-for-stock merger.

Classic Custom Vacations Acquisition

On March 9, 2002, we acquired substantially all of the assets of CCV, a subsidiary of Classic Vacation Group, Inc. (CVG), a publicly traded corporation, for an aggregate purchase price of approximately $48.6 million, plus the assumption of approximately $30.0 million in net liabilities. CCV provides luxury vacation packages to Mexico, North America, Europe and the Caribbean through a network of travel agents and travel agencies. In connection with the asset acquisition, in February 2002 we paid off the outstanding debt of

CVG for approximately $47.0 million in cash, using the proceeds from the sale of 1,873,630 shares of common stock to USA. On March 9, 2002, we purchased the assets of CCV for approximately $1.6 million in cash.

Metropolitan Acquisition

On July 13, 2002, we acquired substantially all of the assets of Metropolitan Travel, Inc. (Metropolitan), a closely held Seattle-based corporate travel agency. Metropolitan provides corporate travel services to over 230 corporate clients. This acquisition was part of our expansion into the corporate travel business.

Newtrade Acquisition

On October 28, 2002, we acquired substantially all of the assets of Newtrade Technologies, Inc. (Newtrade), a Montreal-based developer of software and information distribution services that help hotels deliver their rates and availability to the market more efficiently. We anticipate using Newtrade’s technology to enable our merchant hotel partners to improve their quality of connectivity and give hotels greater flexibility and control over their information distribution and inventory.

Related Party Transactions

USA

In connection with the USA acquisition of control, we received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after the consummation date on the various media outlets related to USA. The total amount due under this arrangement was recorded as “contribution receivable from parent” within the statement of changes in stockholders’ equity and comprehensive income. During the year ended December 31, 2002, we recorded $13.1 million under this arrangement as sales and marketing expense.

In August 2002, USA made a cash capital contribution of $20.0 million to Expedia in lieu of offering Expedia a two-year option to acquire from USA all of the outstanding equity of National Leisure Group, Inc. We have recorded the transaction as a capital contribution from USA.

During 2002, USA reimbursed us for certain professional fees related to the delay in the USA acquisition of control in the amount of $0.3 million. We have recorded this amount as a capital contribution from USA.

Ticketmaster

We entered into an agreement with Ticketmaster, Inc. (Ticketmaster), a subsidiary of USA, on March 19, 2002, to create a new gateway channel on Citysearch.com’s website. This is a content area that provides site visitors with Citysearch’s local content and enables them to plan and book trips using an Expedia.com booking tool with the availability of some Ticketmaster event tickets within Expedia’s customer-built trips. Revenues generated through the gateway channel are shared based on an agreed-upon transaction fee paid by us to Ticketmaster. The transaction fees paid in connection with this agreement during the year ended December 31, 2002 were $0.3 million.

Hotels.com

As Hotels.com and Expedia have a common controlling shareholder, we previously have said that we would explore areas where we might work together with Hotels.com in a way that would benefit all Expedia customers and stockholders. Although we consider Hotels.com to be a direct competitor, there have been instances where, fully consistent with our existing contractual agreements, we have worked cooperatively with Hotels.com, and we anticipate that we will continue to explore such possibilities in the future.

Microsoft

Our financial statements prior to October 1, 1999 reflect certain allocated corporate support costs from Microsoft. Such allocations and charges are based on a percentage of total corporate costs for the services provided, based on factors such as headcount, revenue, gross asset value, or the specific level of activity directly related to such costs. Management believes that the allocation methods used were reasonable and reflective of our proportionate share of such expenses.

Subsequent to October 1, 1999, we had entered into a number of agreements with Microsoft to facilitate our operations. On February 4, 2002, Microsoft ceased being a related party as we were acquired by USA Networks, Inc. (now USA Interactive).

TCV and Microsoft

On August 25, 2000, we issued 6,022,586 shares of common stock and warrants to purchase an additional 1,204,518 shares of our common stock to TCV IV, L.P. and TCV IV Strategic Partners, L.P. (collectively, TCV) in exchange for approximately $50.0 million in cash. As a result of the investment, the founding general partner of Technology Crossover Ventures and managing member of Technology Crossover Management IV, L.L.C. (which is the general partner of TCV) became a director of Expedia. On that same date, we issued 1,204,516 shares of common stock and warrants to purchase an additional 240,904 shares of our common stock to Microsoft in exchange for approximately $10.0 million in cash. In September 2001 and February 2002, TCV and Microsoft net exercised their 1,204,518 and 240,904 shares of common stock warrants in non-cash transactions, respectively, and received 669,040 shares and 168,064 shares of common stock, respectively, representing the number of shares purchased based on the in-the-money value of the warrants.

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these consolidated financial statements and accompanying footnotes. Effective January 1, 2003, we have adopted SFAS No. 123, the fair value based method of accounting for stock-based employee compensation described in SFAS No. 123.

In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 will change current practice in the accounting for and disclosure of guarantees. Under FIN 45, guarantees are broadly defined to include, among others, product warranties, indemnification provisions, and standby letters of credit. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even when the likelihood of the guarantor’s having to make payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements have been incorporated into these consolidated financial statements and accompanying footnotes. Effective January 1, 2003, we have adopted the initial recognition and initial measurement provisions of FIN 45 and believe that the application of FIN 45 will not have a material effect on our consolidated financial position or results of operations.

EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF release provides guidance on the following issues. (1) The circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor’s products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller’s income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller’s income statement. (2) If a vendor offers a customer a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period, when the customer should recognize the rebate and how the customer should measure the amount of the offer. Consensuses reached are effective for arrangements entered into after December 31, 2002 and November 21, 2002, respectively. Effective January 1, 2003, we have adopted consensus one of this release and believe that the application of EITF 02-16 will not have a material effect on our consolidated financial position or results of operations.

Factors That May Impact Future Results of Operations

While management is optimistic about our long-term prospects, an investment in our securities involves a high degree of risk. Investors evaluating Expedia and our business should carefully consider the factors described below and all other information contained in our annual report on Form 10-K before purchasing our securities. Any of the following factors could materially impact our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

Failure to complete the merger with USA could negatively impact the price of our common stock

On March 19, 2003, Expedia and USA announced that they entered into a merger agreement by which USA would acquire the outstanding Expedia shares it does not already own. If our proposed merger with USA is not completed for any reason, the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed. We will also be required to pay costs incurred in connection with the merger, such as our legal, accounting and financial advisory fees, even if the merger is not completed.

We believe that as a result of the announcement of the merger with USA the price of our common stock will be based in large part on the price of USA common stock; the price of USA’s common stock may be affected by factors different from those affecting the price of our common stock

Prior to the completion of the merger, we expect that our common stock will trade in tandem with USA common stock given the fixed exchange ratio for the merger. USA’s business differs somewhat from our business, and USA’s results of operations and the price of USA’s common stock may be affected by factors different from those that affect our results of operations and the price of our common stock before the announcement of the merger. Please see USA’s public filings with the Commission, including the risk factors contained in USA’s most recent Annual Report on Form 10-K.

USA exercises significant control over Expedia

At December 31, 2002, USA owned approximately 60% of our outstanding common equity and 94.9% of our total voting power. As a result, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of our shareholders, except where a separate vote of the holders of our common shares is required by Washington law. In addition, USA controls our board of directors. USA generally will not be restricted with regard to its ability to control the election of our directors, to cause the amendment of our articles of incorporation or bylaws, or generally to exercise a controlling influence over our business and affairs.

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

For instance, USA is engaged in a diverse range of media, electronic and online commerce businesses, including businesses that offer services that overlap with ours, such as Hotels.com. While USA encourages its operating units to cooperate with each other and Expedia may benefit from being able to better serve its customers through such cooperation, Expedia also could lose business to such other USA operating units. In addition, USA or its affiliates may acquire additional businesses that may conflict or overlap with our business interests. Our amended and restated articles of incorporation include provisions which provide that (1) neither USA nor any of its affiliates will have any duty to refrain from engaging in the same or similar activities or lines of business of Expedia, thereby potentially diverting business from us, and (2) neither USA nor any of its affiliates will have any duty to communicate or offer corporate opportunities to us and none of them will be liable for breach of any fiduciary duty to us, as a shareholder of Expedia or otherwise, in connection with such opportunities, provided that the procedures provided for in our articles of incorporation are followed.

Our directors, officers and former officers may have interests in USA and its subsidiaries that could create potential conflicts of interest

Ownership interests of directors or officers of Expedia in USA common stock, or ownership of directors or officers of USA in Expedia common shares or service as both a director or officer of Expedia and a director, officer or employee of USA, could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Expedia and USA. Barry Diller, chairman of the board of directors of USA, is also chairman of the board of directors of Expedia. A majority of our board of directors are also directors, officers or employees of USA. In addition, interlocking relationships may exist between certain members of our board of directors and members of the boards of directors of other USA subsidiaries that provide services that overlap ours, including Hotels.com, and important suppliers of ours that also have strong business relationships with our direct competitors. On February 5, 2003, we announced that Richard Barton would resign as our President and Chief Executive Officer effective March 31, 2003 and join the board of directors of USA.

Declines or disruptions in the travel industry, such as those caused by terrorism, war, bankruptcies or general economic downturns, could reduce our revenues

We depend on the stability of the travel industry and the viability of travel suppliers. Our business is highly sensitive to economic conditions as well as issues that impact travel safety. We could experience a protracted decrease in demand for our travel services due to fears regarding acts of terrorism, breakouts of war, military responses to acts of terrorism and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. This decrease in demand, depending on its scope and duration—which we cannot predict at this time—together with any future issues impacting travel safety, could significantly impact our long-term results of operations or financial condition. In addition, in connection with certain events, such as terrorist activity or war, that have the effect of disrupting the existing travel plans of a significant number of our customers, we may incur additional costs if we decide to provide relief to customers by not charging cancellation fees or by refunding the price of tickets that are not used.

Some major airlines, most notably US Airways and the parent company of United Airlines, have sought bankruptcy protection and others may consider bankruptcy relief. As a result of bankruptcy or other financial difficulties, these airlines may reduce their fleets and the number of available flights, which could result in lower travel bookings volumes for us. The financial difficulties facing the airlines increase the risk that airlines may not perform on our contracts with them, including the risk we may not be paid for services provided to them. We have also paid merchant air suppliers for tickets in advance of travel. These amounts are classified as prepaid merchant bookings on our balance sheet. Should a supplier go out of business, we may be responsible for fulfilling the travel plans of our customers by purchasing tickets on another carrier, which could involve a substantial cost. As a result of airline bankruptcies we may incur additional customer service costs, face potential liability to customers for tickets that are not honored by the bankrupt airline, and we may lose revenue from hotel bookings that are associated with the purchase of tickets from the bankrupt airline.

Other adverse trends or events that tend to reduce travel and may reduce our revenues include:

•	political instability;

•	regional hostilities;

•	price escalation in the airline industry or other travel-related industries;

•	increased occurrence of travel-related accidents;

•	airline or other travel-related strikes;

•	increased airport security that could reduce the convenience of air travel;

•	escalation of fuel prices might make travel more expensive and less desirable to consumers;

•	strikes within the travel industry could reduce availability of inventory and increase costs to consumers; and

•	bad weather

The seasonality of our business may make quarter-to-quarter comparisons of our financial results a poor indication of our performance; the seasonality of our business may place increased strain on our operations

Our business experiences seasonal fluctuations, reflecting seasonal trends for the products and services offered by our websites. For example, traditional leisure travel supplier and agency bookings typically are highest in the first two calendar quarters of the year as consumers plan and purchase their spring and summer travel and then the number of bookings flattens in the last two calendar quarters of the year. These factors could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to us by our travel suppliers. For instance, during seasonal periods when demand is high, suppliers may impose blackouts for their inventory that prohibit us from selling their inventory during such periods.

We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance as a result of this seasonality. Our historical growth has tended to mask the effects of seasonality on our operating results, and to the extent our rate of growth slows in the future these effects may become more pronounced.

If too many customers access our Web sites within a short period of time during our peak seasons, we may experience system interruptions that make our web sites unavailable or prevent us from efficiently fulfilling orders, which may reduce the attractiveness of our products and services. In addition, we may be unable to hire adequate staff to operate our business during these peak periods.

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

•	our inability to obtain travel inventory on satisfactory terms from our travel suppliers;

•	decreases in commission rates from airlines or increases in the costs of acquiring merchant travel inventory;

•	the ability of our competitors to offer new or enhanced websites, services or products or similar services or products with lower prices;

•	our inability to obtain new customers at reasonable cost, retain existing customers or encourage repeat purchases;

•	decreases in the number of visitors to our websites or our inability to convert visitors to our websites into customers;

•	our inability to adequately maintain, upgrade and develop our websites, the systems that we use to process customers’ orders and payments or our computer network;

•	our inability to retain existing airlines, hotels, rental car companies and other suppliers of travel services or to obtain new travel suppliers;

•	fluctuating gross margins due to a changing mix of revenues;

•	the termination of existing relationships with key service providers or our failure to develop new ones;

•	the amount and timing of operating costs relating to expansion of our operations;

•	economic conditions specific to the Internet, online commerce and the travel industry; and

•	a decrease in overall travel spending due to terrorism, war, economic recession, bad weather or other external factors.

We depend on our relationships with travel suppliers and distribution partners and adverse changes in these relationships could affect our inventory of travel offering and our transaction revenue

Our business relies on our relationships with our travel suppliers and distribution partners. Adverse changes in any of these relationships could reduce the amount of inventory that we are able to offer through our websites. We depend on travel suppliers to enable us to offer our customers comprehensive access to travel services and products. Consistent with industry practices, we currently have few agreements with our travel suppliers obligating them to provide inventory for us to sell through our websites. It is possible that travel suppliers may choose not to make their inventory of services and products available through our distribution channels. Travel suppliers could elect to sell exclusively through other sales and distribution channels or to restrict our access to their inventory. We also depend on travel suppliers for advertising revenues. If our travel suppliers chose not to make their services and products available to us, or not to advertise with us or if we are unable to negotiate acceptable terms with our suppliers, it could significantly decrease the amount or breadth or depth of our inventory of available travel offerings. Of particular note is Orbitz, the airline direct-distribution website owned by American Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines, and Travelweb, an online distributor of hotel rooms owned by Hilton, Hyatt, Mariott, Six Continents and Starwood. Additionally, American Airlines, United Airlines, Northwest Airlines, Continental Airlines, US Airways Group

and America West Airlines own a website known as “Hotwire,” which offers unpublished special fares on certain carriers. If a substantial number of our suppliers choose to restrict their special inventory solely to the distribution channels that they own, such action may have a material adverse affect on our business.

In addition to the impact on our supply, we may experience an adverse impact on our business due to the declining financial health of many of our travel suppliers. We may experience accounts receivable collections issues and this may result in the recording of bad debts expense or in some cases, a reduction in revenues.

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

A portion of our revenues depends on payments from our Global Distribution System (GDS) partners as consideration for fees received by them from suppliers for transactions generated through one of our five distribution channels. Generally, we have written agreements with respect to these payments from our GDS partners. Nevertheless, there can be no assurance that our GDS partners will not reduce these payments or will not eliminate them entirely over time, either of which could reduce our revenues and margins. In this regard, on November 12, 2002, the Department of Transportation issued a Notice of Proposed Rulemaking regarding its existing rules governing certain GDS’s known as airline computer reservation systems. These proposed rules expressly seek to give airlines more flexibility in bargaining with the companies that run these computer reservation systems. To the extent that these proposed rules become final, any of our GDS partners could negotiate to receive less compensation from an airline, which in turn could cause that GDS partner to reduce the segment fee payments that it will pay Expedia for sales of the relevant airline’s tickets.

The current downturn in the airline industry has also caused our airline travel suppliers and our GDS partners to focus on reducing all costs. Airlines have reduced or eliminated commission payments to certain travel agents, airlines and GDS in an effort to reduce distribution costs. Future efforts to further reduce such payments could adversely impact our revenues. It is possible that we may be unable to reach distribution agreements with one or more major airlines in the future, which could result in flights on such airlines not being available on our websites. It is also possible that we may be subject to terms that adversely impact our margins on air travel revenue.

Similarly, many of our hotel partners face challenging market conditions brought on by reduced demand, pricing softness and lower occupancy levels. In response to these challenges, our hotel partners are increasingly focused on maintaining profitability by controlling expenses, including distribution costs. As a result, we may from time to time be asked by a certain hotel partner to renegotiate commercial terms of our agreement with them. We treat each of these conversations on a case by case basis in consideration of a variety of economic factors and with equal emphasis on maintaining healthy long-term relationship with our hotel partners going forward.

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

In addition to the traditional travel agency channel, many travel suppliers also offer their travel services as well as third-party travel services directly to consumers through their own websites or by telephone. These travel suppliers include many suppliers with which we do business. As the demand for online travel services grows, we believe that travel suppliers, traditional travel agencies, travel industry information providers and other companies will increase their efforts to develop services that compete with our services by selling inventory from a wide variety of suppliers. We cannot assure you that our online operations will compete successfully with any current or future competitors online or offline.

Because we participate in an intensely competitive market place against a variety of well-capitalized, scaled offline and online travel distributors, we believe that maintaining and enhancing the Expedia brand is a critical. Our brand is a central piece of our efforts to attract and expand our online traffic as well as compete with traditional travel agencies and other travel service providers. The vast number of travel service providers that offer competing services increases the importance of maintaining and enhancing our brand recognition. Promotion of the Expedia brand will depend largely on our success in providing a high-quality experience supported by a high level of customer service. Some of our competitors may be able to secure services and products from travel suppliers on more favorable terms. In addition, the introduction of new technologies and the expansion of existing technologies may increase competitive pressures. Increased competition may result in reduced operating margins, as well as loss of market share and brand recognition. We cannot assure you that we will be able to compete successfully against current and future competitors. Competitive pressures faced by us could have a material adverse effect on our business, operating results and financial condition.

Interruptions in service from third parties could impair the quality of our service

We rely on third-party computer systems and third-party service providers, including the computerized global distribution systems of the airline, hotel and car rental industries to make airline ticket, hotel room and car rental reservations and credit card verifications and confirmations.

Currently, a majority of our transactions are processed through two GDS partners: Worldspan, L.P. and Pegasus Solutions, Inc. We rely on TRX, Inc. and PeopleSupport, Inc. to provide a significant portion of our telephone and e-mail customer support, as well as to print and deliver airline tickets as necessary. Any interruption in these third-party services or deterioration in their performance could impair the quality of our service. If our arrangement with any of these third parties is terminated, we may not find an alternate source of systems support on a timely basis or on commercially reasonable terms. In particular, any migration from the Worldspan system could require a substantial commitment of time and resources and harm our business.

We rely on a third party to provide our hosting services. We do not maintain fully redundant systems or alternative providers of hosting services. As a result, a system interruption or shutdown at the hosting facility that we use could result in lengthy interruptions in our services. Our business interruption insurance may not be sufficient to compensate us for losses that may occur.

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

In this regard, our operations face the risk of systems failures. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We do not currently have a back-up data center. Our business interruption insurance may not adequately compensate us for losses that may occur. The occurrence of a natural disaster or unanticipated problems at our facilities in Washington or Travelscape’s facilities in Nevada could cause interruptions or delays in our business, loss of data or render us unable to process reservations. In addition, the failure of our computer and communications systems to provide the data communications capacity required by us, as a result of human error, natural disaster or other operational disruptions could result in interruptions in our service. The occurrence of any or all of these events could adversely affect our reputation, brand and business.

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

In addition, we face additional risks in operating internationally, such as:

•	delays in the development of the Internet as a broadcast, advertising and commerce medium in international markets;

•	difficulties in managing operations due to distance, language and cultural differences, including issues associated with establishing management systems infrastructures in individual foreign markets;

•	unexpected changes in regulatory requirements;

•	tariffs and trade barriers and limitations on fund transfers;

•	difficulties in staffing and managing foreign operations;

•	potential adverse tax consequences;

•	exchange rate fluctuations;

•	increased risk of piracy and limits on our ability to enforce our intellectual property rights; and

•	for those operations where we have physical offices, increased risk of terrorism, political instability and war.

Any of these factors could harm our business. We do not currently hedge our foreign currency exposures.

Our success depends in large part on the continuing efforts of a few individuals and our ability to continue to attract, retain and motivate highly skilled employees

We depend substantially on the continued services and performance of our senior management. These individuals may not be able to fulfill their responsibilities adequately and may not remain with us. The loss of the services of any executive officers or other key employees could hurt our business. A large number of our senior executives are significantly vested in their current stock options which vest according to time-based criteria. As a result, they will be less likely to remain with us solely to achieve vesting of the remaining unvested portion of their stock options.

As of December 31, 2002, we employed a total of 1,699 employees. In order to achieve our anticipated growth, we will need to hire additional qualified employees. If we do not succeed in attracting new employees and retaining and motivating our current personnel, our business will be adversely affected.

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

We currently license from third parties, including our former parent Microsoft, some of the technologies incorporated into our websites. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from Microsoft and others. We cannot be sure that these third-party technology licenses will continue to be available on commercially reasonable terms, if at all.

Evolving government regulation could impose taxes or other burdens on our business, which could increase our costs or decrease demand for our products

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

We are currently conducting an on-going review and interpretation of the tax laws in various states and jurisdictions relating to state and local sales and hotel occupancy taxes. We are also monitoring the effect of value added taxes in certain foreign jurisdictions in which we operate. The current business practice is that the hotels collect and remit these taxes to the various tax authorities. Consistent with this practice, we recover the taxes from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have stated that they may take the position that the tax is also applicable to the gross profit on merchant hotel transactions. We have not paid nor agreed to pay such taxes but have established a reserve for potential payment.

Federal legislation imposing limitations on the ability of states to tax Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, which was extended by the Internet Non-Discrimination Act, exempts specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. If this legislation is not renewed when it terminates, state and local governments could impose additional taxes on Internet-based sales and these taxes could decrease the demand for our products or increase our costs of operations.

In addition, despite the federal statute, state and local tax authorities may seek to establish that Expedia has nexus in the traditional sense or acts as a hotel operator. These jurisdictions could rule that Expedia is subject to sales and occupancy taxes and seek to collect taxes on certain forms of revenue, either retroactively or prospectively or both.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not held derivative financial instruments at any time and currently have no debt. We sold our building in Las Vegas during the quarter ended September 30, 2001, thus we no longer have any debt. Near-term adverse changes in interest rates will principally affect the interest income we earn on our cash balance. If market interest rates were to decrease immediately and uniformly by 10% from levels at December 31, 2002, our net income and cash flows would decrease by an immaterial amount. We may, however, experience additional adverse changes if we incur variable-rate debt or hold derivative financial instruments in the future.

We have marketable securities that are of high-quality short to intermediate term agency securities, all of which are maintained with high credit quality financial institutions. The portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held in the portfolio has deteriorated.

Our international operations expose us to some foreign currency risk; however, we do not expect fluctuations in foreign currency exchange rates to have a material effect on our financial results. We may seek to hedge this risk in the future as our foreign merchant hotel business continues to grow.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The index to our consolidated financial statements appears in Part IV of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 1, 2002, the Audit Committee of Expedia, Inc. dismissed Deloitte & Touche LLP and engaged Ernst & Young LLP as our independent auditors for 2002. Additional information regarding our change in auditors can be found on our current report on Form 8-K filed with the SEC on July 5, 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a)    Executive Officers

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers.”

b)    Directors

We have elected to disclose the information required by this Item in the section titled “Election of Directors” in the Proxy Statement for our 2003 annual meeting of shareholders. See “Documents Incorporated by Reference” at the beginning of this annual report.

ITEM 11.    EXECUTIVE COMPENSATION

We have elected to disclose the information required by this Item in the Proxy Statement for our 2003 annual meeting of shareholders. See “Documents Incorporated by Reference” at the beginning of this annual report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except for the table below relating to Equity Compensation Plan Information, we have elected to disclose the information required by this Item in the Proxy Statement for our 2003 annual meeting of shareholders. See “Documents Incorporated by Reference” at the beginning of this annual report.

Equity Compensation Plan Information

We currently maintain four equity compensation plans, all of which have been approved by our shareholders, under which our common stock is authorized for issuance to employees, directors and consultants in exchange for services: the 1999 Amended and Restated Stock Option Plan (the “1999 Stock Plan”), the 1999 Stock Option Plan for Non-Employee Directors (the “1999 Director Plan”), the Amended and Restated 2001 Stock Plan (the “2001 Stock Plan”) and the 1999 Amended and Restated Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). As of February 5, 2002, no further grants may be made under the 1999 Stock Plan or the 1999 Director Plan.

The following table provides aggregate information regarding the shares of common stock that may be issued upon the exercise of options, warrants and rights granted to employees, consultants or directors under all of our equity compensation plans, as of December 31, 2002.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders:
Options	24,648,204		$12.72		10,168,674	(2)(3)
Warrants (1)	4,819,802		$26.00		N/A

Total	29,468,006		$14.90		10,168,674
Equity compensation plans not approved by security holders	N/A	(4)	N/A	(4)	N/A

(1)	Represents warrants issued to option holders under the 2001 Stock Plan in connection with the USA acquisition of control.
(2)	The 2001 Stock Plan permits the grant of restricted stock and performance units, in addition to stock options and warrants.
(3)	Includes 915,074 shares available for purchase under our Employee Stock Purchase Plan.
(4)	Does not include 137,706 shares subject to warrants that were assumed in connection with our acquisition of another company. The assumed warrants have an exercise price of $21.56 per share. In the event that any assumed warrant is not exercised, no further warrant for the purchase of our common stock will be issued in place of such unexercised warrant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have elected to disclose the information required by this Item in the Proxy Statement for our 2003 annual meeting of shareholders. See “Documents Incorporated by Reference” at the beginning of this annual report.

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

The following Consolidated Financial Statements and Independent Auditors’ Report are incorporated by reference to pages F-1 through F-35 of this Form 10-K:

The consolidated balance sheets as of December 31, 2001 and December 31, 2002, and the consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2002, the six-month period ended December 31, 2001 and the years ended June 30, 2001 and 2000, together with the notes thereto.

(a)(2)    Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves

(a)(3)    Exhibits

Exhibit Index

2.1

Amended and Restated Agreement and Plan of Recapitalization and Merger by and among Expedia, Inc., Taipei, Inc., USA Networks, Inc., Microsoft Corporation and Microsoft E-Holdings, Inc., dated as of July 15, 2001.*

2.2	Asset Purchase Agreement by and among Expedia, Inc., Classic Custom Vacations and Classic Vacation Group, Inc., dated as of January 22, 2002.**

2.3	Note Purchase Agreement by and among Expedia, Inc., Classic Vacation Group, Inc., CVG Investment LLC and GV Investment LLC, dated as of January 22, 2002.**

2.4	Agreement and Plan of Merger by and among USA Interactive, Equinox Merger Corp. and Expedia, Inc. dated as of March 18, 2003.++++

3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of Common Stock Certificate.***

4.2	Form of Class B Common Stock Certificate.*

4.3	Form of Shareholder Equity Warrant (included in Exhibit 4.4).

4.4	Form of Shareholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.*

4.5	Form of Optionholder Equity Warrant (included in Exhibit 4.6).

4.6	Form of Optionholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.****

10.1	Hosting Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of August 14, 2001.#

10.2	Amended and Restated Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of December 21, 2001.+

10.3	Agreement to Assign Patent Applications and Royalty Sharing Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 6, 2001.*

10.4	Amended and Restated Map Server License Agreement between Expedia, Inc. and Microsoft Corporation, effective August 15, 2001.#

10.5	Amended and Restated MSN/Expedia Carriage and Cross Promotion Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 29, 2001.#†

10.5.1	Side Letter between Expedia, Inc. and Microsoft Corporation, dated as of July 27, 2001.#†

10.6	Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999.***

10.6.1	Agreement re. Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 9, 2001.*

10.7	CRS Marketing, Services and Development Agreement between Microsoft Corporation and Worldspan, L.P., dated December 15, 1995 and amended as of January 1, 1997, July 1, 1998 and April 1, 1999.***†

10.7.1	Amendment No. 4 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of July 13, 2001.#†

10.7.2	Amendment No. 5 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of October 22, 2001.+††

10.7.3	Amendment No. 6 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of January 1, 2002.+††

10.8	Amended and Restated Development Agreement between Expedia, Inc. and Worldspan, L.P., dated as of June 25, 2001.#†

10.9	Service Agreement between Microsoft Corporation and World Travel Partners, L.P., dated as of October 9, 1996 and amended as of April 1, 1999.***†

10.9.1	Amendment No. 2 to Microsoft Corporation/World Travel Partners Service Agreement, effective July 1, 2000.##†

10.9.2	Amendment No. 3 to Microsoft Corporation/World Travel Partners Service Agreement, effective March 1, 2002.+††

10.10	Expedia, Inc. 1999 Amended and Restated Stock Option Plan.###

10.11	Expedia, Inc. 1999 Amended and Restated Employee Stock Purchase Plan.#

10.12	Expedia, Inc. 1999 Directors’ Stock Option Plan.***

10.13	Expedia, Inc. Amended and Restated 2001 Stock Plan.

10.14	Employment Agreement between Expedia, Inc. and Richard N. Barton, dated as of February 7, 2002.+

10.15	Employment Agreement between Expedia, Inc. and Gregory S. Stanger, dated as of February 7, 2002.+

10.16

Form of Employment Agreement between Expedia, Inc. and each of David Beitel, Byron Bishop, Mark Britton, Michael Day, Kathleen Dellplain, Dhiren Fonseca, Lloyd Frink, Allyson Henry, Robert Hohman, and Howard Mendelsohn, each dated as of February 4, 2002.+

10.17	Common Stock Purchase Agreement between Expedia, Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P., dated as of June 25, 2000.####

10.18	Common Stock Purchase Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 25, 2000.####

10.19	Travelscape Office Lease and assignment thereto dated as of August 1, 2000.##

10.20	Form of Registration Rights Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 4, 2002.*

10.21	Terms of NLG Call Option between Expedia, Inc. and USA Networks, Inc.*

10.22	Terms of Travel Channel Option between Expedia, Inc. and USA Networks, Inc.*

10.23	Terms of Media Arrangements in USA Media, LLC between Expedia, Inc. and USA Networks, Inc.*

10.24	Stock Purchase Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 20, 2002.+

10.25	Office Lease between EOP-Sunset North Bellevue, LLC and Expedia, Inc.+++

10.26	Employment Agreement between Expedia, Inc. and Ronald M. Letterman, dated January 22, 2002.++

10.27	Amended and Restated Employment Agreement, dated as of July 9, 2002, between Expedia, Inc. and Erik C. Blachford.

10.28	Resignation Agreement, dated as of February 5, 2003, between Expedia, Inc. and Richard N. Barton.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (contained in the signature page hereto).

99.1	Certification of Richard N. Barton Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Gregory S. Stanger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-4 filed November 9, 2001 and incorporated herein by reference.
**	Previously filed as an exhibit to Expedia’s Schedule 13D filed February 12, 2002 and incorporated herein by reference.
***	Previously filed as an exhibit to Expedia’s Form S-1 filed September 23, 1999 and incorporated herein by reference.
****	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-3 filed December 4, 2001 and incorporated herein by reference.
#	Previously filed as an exhibit to Expedia’s Form 10-K filed August 22, 2001 and incorporated herein by reference.
##	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2000 and incorporated herein by reference.
###	Previously filed as an exhibit to Expedia’s post-effective Amendment No. 1 to Form S-8 filed November 9, 2001 and incorporated herein by reference.
####	Previously filed as an exhibit to Expedia’s Form 8-K filed September 15, 2001 and incorporated herein by reference.
+	Previously filed as an exhibit to Expedia’s Transition Report on Form 10-K for the transition period from July 1, 2001 to December 31, 2001, filed on April 1, 2002 and incorporated herein by reference.
++	Previously filed as an exhibit to Expedia’s Form 10-Q filed May 15, 2002 and incorporated herein by reference.
+++	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2002 and incorporated herein by reference.
++++	Previously filed as an exhibit to Expedia’s Form 8-K filed March 19, 2003 and incorporated by reference.
†	Confidential treatment granted for portions of this agreement pursuant to Rule 406 of the Securities Act or Rule 24(b)(2) of the Exchange Act.
††	Confidential treatment requested for portions of this agreement pursuant to Rule 24(b)(2) of the Exchange Act.

(b)    Reports on Form 8-K

We filed the following reports on Form 8-K during the fourth quarter of 2002:

On October 11, 2002 we filed a report on Form 8-K dated October 10, 2002, reporting a press release issued by the Special Committee of the Board of Directors commenting on USA’s decision to terminate its exchange offer.

On November 20, 2002 we filed a report on Form 8-K dated November 18, 2002, disclosing information furnished pursuant to Regulation FD.

On December 4, 2002 we filed a report on Form 8-K dated December 4, 2002, reporting a press release announcing the beginning of a $5 booking fee for airline tickets.

On December 23, 2002 we filed a report on Form 8-K dated December 23, 2002, disclosing information furnished pursuant to Regulation FD.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the city of Bellevue, State of Washington, on March 28, 2003.

EXPEDIA, INC.

By:	/s/ RICHARD N. BARTON
Richard N. Barton President and Chief Executive Officer

The undersigned hereby authorizes and appoints Erik C. Blachford and Gregory S. Stanger, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of him, individually and in each capacity stated below, and to file, the Annual Report of Expedia, Inc. on Form 10-K for the fiscal year ended December 31, 2002 (the “Annual Report”), any and all amendments to the Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature	Title

/s/ RICHARD N. BARTON Richard N. Barton	President, Chief Executive Officer and Director

/S/ GREGORY S. STANGER Gregory S. Stanger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ BARRY DILLER Barry Diller	Chairman of the Board of Directors

/S/ MICHAEL ADLER Michael Adler	Director

/S/ THOMAS BREITLING Thomas Breitling	Director

/S/ ANNE M. BUSQUET Anne M. Busquet	Director

/S/ DAVID ELLEN David Ellen	Director

Signature	Title

/S/ JAY C. HOAG Jay C. Hoag	Director

/S/ REED HUNDT Reed Hundt	Director

/S/ VICTOR KAUFMAN Victor Kaufman	Director

/S/ DARA KHOSROWSHAHI Dara Khosrowshahi	Director

/S/ GREGORY B. MAFFEI Gregory B. Maffei	Director

/S/ DANIEL MARRIOTT Daniel Marriott	Director

CERTIFICATION

I, Richard N. Barton, certify that:

1.    I have reviewed this annual report on Form 10-K of Expedia, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ RICHARD N. BARTON
Richard N. Barton President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Gregory S. Stanger, certify that:

1.    I have reviewed this annual report on Form 10-K of Expedia, Inc;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ GREGORY S. STANGER
Gregory S. Stanger Chief Financial Officer (Principal Financial and Accounting Officer)

EXPEDIA, INC. AND SUBSIDIARIES

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

Expedia, Inc.

We have audited the accompanying consolidated balance sheet of Expedia, Inc. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002, listed in the Index at page F-35. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG, LLP

Seattle, Washington

February 5, 2003,

except for the second paragraph of Note 15,

as to which the date is March 19, 2003

INDEPENDENT AUDITORS’ REPORT

Expedia, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheet of Expedia, Inc. and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the six-month period ended December 31, 2001, and for each of the two years in the period ended June 30, 2001. Our audits also included the financial statement schedule for the six-month period ended December 31, 2001, and for each of the two years in the period ended June 30, 2001, listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Expedia, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the six-month period ended December 31, 2001, and for each of the two years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the six-month period ended December 31, 2001, and for each of the two years in the period ended June 30, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

February 4, 2002

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
Merchant revenues	$339,137	$68,423	$64,548	$10,912
Agency revenues	231,817	81,545	122,987	59,534
Advertising and other revenues	19,644	11,272	34,685	24,185

Revenues	590,598	161,240	222,220	94,631

Cost of merchant revenues (excluding recognition of stock-based compensation of $5, $89, $542 and $1,198 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	98,770	19,325	17,567	3,369
Cost of agency revenues (excluding recognition of stock-based compensation of $5, $69, $512 and $1,132 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	87,771	31,287	53,427	34,136
Cost of advertising and other revenues (excluding recognition of stock-based compensation of $0, $13, $150 and $332 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	2,726	1,555	3,280	2,643

Cost of revenues	189,267	52,167	74,274	40,148

Gross profit	401,331	109,073	147,946	54,483

Operating expenses:
Product development (excluding recognition of stock-based compensation of $3,766, $3,811, $20,593 and $41,257 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	36,532	13,652	24,682	20,391
Sales and marketing (excluding recognition of stock-based compensation of $136, $290, $2,338 and $5,077 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	172,758	48,358	90,159	65,701
General and administrative (excluding recognition of stock-based compensation of $2,650, $1,716, $7,048 and $11,693 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	46,603	14,877	22,540	10,507
Amortization of goodwill	—	—	20,285	5,502
Amortization of intangible assets	22,017	19,809	41,741	12,361
Recognition of stock-based compensation	6,562	5,988	31,183	60,689

Total operating expenses	284,472	102,684	230,590	175,151

Income (loss) from operations	116,859	6,389	(82,644)	(120,668)
Net interest income and other	11,276	2,543	4,591	2,353
Share of joint venture net loss	(711)	(769)	—	—
USA merger related expense	(11,566)	(7,691)	—	—

Income (loss) before provision for income taxes	115,858	472	(78,053)	(118,315)
Provision for income taxes	(49,543)	—	—	—

Net income (loss)	$66,315	$472	$(78,053)	$(118,315)

Net income (loss) per common share:
Basic	$0.59	$0.00	$(0.83)

Diluted	$0.52	$0.00	$(0.83)

Pro forma basic and diluted				$(1.55)

Weighted average number of shares outstanding:
Basic	113,072	102,342	94,420

Diluted	127,972	124,384	94,420

Pro forma basic and diluted				76,088

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$218,219	$238,374
Marketable securities	365,790
Accounts receivable, net of allowance of $1,859 and $1,412	35,741	17,649
Prepaid merchant bookings	12,435	8,726
Prepaid expenses and other current assets	12,667	7,192

Total current assets	644,852	271,941

Property and equipment, net	30,368	21,447
Restricted deposits and other assets	15,739	12,897
Goodwill, net	124,286	78,890
Intangible assets, net	44,668	19,380

Total assets	$859,913	$404,555

LIABILITIES
Current liabilities:
Accounts payable	$39,159	$34,097
Accrued expenses	180,628	66,818
Deferred merchant bookings	149,348	52,965
Unearned revenue	4,772	1,574

Total current liabilities	373,907	155,454

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY

Common stock, $.01 par value, 600,000 and 120,000 shares authorized, 48,906 and 105,740 shares issued and outstanding	488	1,058
Class B common stock, $.01 par value, 150,000 and 0 shares authorized, 69,002 and 0 issued and outstanding	690
Preferred stock, $.01 par value, 20,000 and 10,000 shares authorized, none issued and outstanding
Stockholder warrants	77,839
Additional paid-in-capital	500,839	448,998
Contribution from parent	95,443
Contribution receivable from parent	(62,234)
Unearned stock-based compensation	(4,672)	(9,681)
Retained deficit	(125,220)	(191,475)
Accumulated other comprehensive income	2,833	201

Total stockholders' equity	486,006	249,101

Total liabilities and stockholders' equity	$859,913	$404,555

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Class B Common Stock		Stockholder Warrants	Additional Paid-In Capital	Net Contribution from Microsoft	Accumulated Deficit	Contribution by Parent	Contribution Receivable from Parent	Unearned Stock-Based Compensation	Retained Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 1999							$85,089	$(86,764)						$(1,675)
Comprehensive income:
Net loss								(4,950)				$(113,365)		(118,315)
Currency translation adjustment													$231	231

Total comprehensive income														(118,084)
Net contribution from Microsoft							6,252							6,252
Conversion of Microsoft's net investment and additional contributed assets to common stock and paid-in capital	66,000	$660				$3,376	(91,341)	91,714				(330)		4,079
Proceeds from issuance of common stock, net of issuance costs	11,960	120				76,586						(60)		76,646
Proceeds from exercise of options	1,152	12				1,590						(6)		1,596
Capitalization of unearned stock-based compensation						111,630					$(111,630)
Recognition of stock-based compensation											60,689			60,689
Forfeiture of stock-based compensation						(1,680)					1,680
Acquisition of Travelscape	5,308	53				96,305						(27)		96,331
Acquisition of VacationSpot	4,558	45				81,639						(22)		81,662

Balance, June 30, 2000	88,978	890				369,446					(49,261)	(113,810)	231	207,496
Comprehensive income:
Net loss												(78,053)		(78,053)
Currency translation adjustment													(47)	(47)

Total comprehensive income														(78,100)
Proceeds from issuance of common stock and common stock warrants	7,702	77				62,496						(39)		62,534
Proceeds from exercise of options	3,672	37				7,867						(18)		7,886
Recognition of stock-based compensation											31,183			31,183
Forfeiture of stock-based compensation						(1,906)					1,906

Balance, June 30, 2001	100,352	1,004				437,903					(16,172)	(191,920)	184	230,999

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME—(Continued)

(in thousands)

	Common Stock		Class B Common Stock		Stockholder Warrants	Additional Paid-In Capital	Net Contribution from Microsoft	Accumulated Deficit	Contribution by Parent	Contribution Receivable from Parent	Unearned Stock-Based Compensation	Retained Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2001	100,352	1,004				437,903					(16,172)	(191,920)	184	230,999
Comprehensive income:
Net income												472		472
Currency translation adjustment													17	17

Total comprehensive income														489
Proceeds from exercise of options	4,686	47				11,602						(24)		11,625
Proceeds from issuance of common stock	702	7				(4)						(3)
Recognition of stock-based compensation											5,988			5,988
Forfeiture of stock-based compensation						(503)					503

Balance, December 31, 2001	105,740	1,058				448,998					(9,681)	(191,475)	201	249,101
Comprehensive income:
Net income												66,315		66,315
Unrealized investment gains, net of tax of $1,451						1,451							2,636	4,087
Currency translation adjustment													(4)	(4)

Total comprehensive income														70,398
Contribution by USA									$95,296	$(75,296)				20,000
Contribution by Microsoft									147					147
Recognition of non-cash marketing expense										13,062				13,062
Proceeds from exercise of options	9,837	98				36,934						(48)		36,984
Proceeds from issuance of common stock	2,261	22				51,093						(12)		51,103
Recapitalization of common stock to Class B common stock	(69,014)	(690)	69,002	$690
Issuance of warrants to stockholders					$77,869	(77,869)
Proceeds from exercise of warrants	2				(30)	91								61
Tax benefit from stock options						38,588								38,588
Issuance of restricted stock	80					2,175					(2,175)
Recognition of stock-based compensation											6,562			6,562
Forfeiture of stock-based compensation						(622)					622

Balance, December 31, 2002	48,906	$488	69,002	$690	$77,839	$500,839	$—	$—	$95,443	$(62,234)	$(4,672)	$(125,220)	$2,833	$486,006

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
Operating activities:
Net income (loss)	$66,315	$472	$(78,053)	$(118,315)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,629	6,393	6,686	2,816
Recognition of stock-based compensation	6,562	5,988	31,183	60,689
Amortization of goodwill and other intangibles	22,017	19,809	62,026	17,863
Amortization of discount on marketable securities, net	1,325
Realized gain on sale of marketable securities	(902)
USA merger related expense	11,566	7,691
Contributed USA marketing expense	13,062
Provision for income taxes	49,461
Share of joint venture net loss	711	769
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,601)	12,067	(15,776)	(7,598)
Prepaid merchant bookings	5,119	21,444	(28,819)	513
Prepaid expenses and other current assets	(3,873)	4,450	(6,541)	(5,085)
Accounts payable and accrued expenses	88,153	25,149	35,647	22,596
Deferred merchant bookings	50,581	(27,361)	65,902	(7,719)
Unearned revenue	3,198	29	(8,768)	3,306

Net cash (used in) provided by operating activities	327,323	76,900	63,487	(30,934)

Investing activities:
Purchase of marketable securities	(475,076)
Proceeds from sale of marketable securities	112,949
Additions to property and equipment	(21,963)	(12,450)	(17,018)	(5,184)
Acquisitions, net of cash acquired	(59,574)		(1,175)	18,836
Proceeds from sale of building, net of costs	—	1,388
(Funding) return of restricted deposits, net	(539)	(12,228)	6,383	(3,720)

Net cash (used in) provided by investing activities	(444,203)	(23,290)	(11,810)	9,932

Financing activities:
USA merger related expense	(11,566)	(7,691)
Net contribution from parent	20,147			10,331
Repayment of notes payable		(1,348)	(559)	(7,132)
Net proceeds from issuance of common stock and common stock warrants	51,164		62,534	76,646
Net proceeds from exercise of options	36,984	11,625	7,886	1,596

Net cash provided by financing activities	96,729	2,586	69,861	81,441

Effect of foreign exchange rate changes on cash and cash equivalents	(4)	17	(47)	231

Net increase (decrease) in cash and cash equivalents	(20,155)	56,213	121,491	60,670
Cash and cash equivalents at beginning of period	238,374	182,161	60,670

Cash and cash equivalents at end of period	$218,219	$238,374	$182,161	$60,670

Supplemental disclosures to cash flow statements:
Contribution from parent—non-cash prepaid marketing expenses	$75,000
Contribution from parent—refund of merger related expenses	296
Forfeiture of stock-based compensation	622	$503	$1,906	$1,680
Acquisition of new businesses	59,574			177,228
Issuance of warrants to stockholders	77,869
Proceeds from exercise of warrants	30
Issuance of restricted stock	2,175
Cost-based investments received			617
Cashless exercise of common stock warrants		4
Cash paid for interest		28	64	111
Unearned stock-based compensation				111,630

See accompanying notes.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Expedia, Inc. (the Company or Expedia) sells travel services to leisure and corporate customers around the world. This encompasses providing schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details.

The Company sells these travel services through five different distribution channels. The primary distribution channel is through its own websites. These websites are located at Expedia.com, Expedia.co.uk, Expedia.de, Expedia.ca, Expedia.it and Expedia.nl. The Expedia-branded websites also serve as the travel channel on MSN.com, Microsoft’s online services network. Visitors can also connect to the Expedia-branded websites via links from other websites.

The second distribution channel the Company sells through is directly on other travel companies’ websites. The Company does this through Worldwide Travel Exchange (WWTE), the private label travel business of one of its subsidiaries. A third distribution channel is selling travel services to customers through a toll-free telephone number designed to assist customers with complex or high-priced offerings. The fourth distribution channel the Company sells through is a network of third-party travel agents and travel agencies. The fifth distribution channel is through the Company’s own travel agents for its corporate travel business. The Company’s travel agents work both in the Company’s offices and onsite at various corporate customer locations.

The Company classifies revenues into three categories: agency, merchant, and advertising and other. Agency revenues are derived from travel-related sales transactions where the Company receives commissions and fees from travel suppliers and customers. Agency revenues also include express fee revenues, which are generated by processing and delivering a paper ticket via express mail if the customer chooses not to have an electronic ticket or an electronic ticket is not available, and service fees which are charged to customers for most airline tickets booked on the Company’s U.S. websites. Merchant revenues are derived from travel related sales transactions where the Company both purchases from the supplier and sells to the customer the requested travel service. Merchant revenues are presented in the statement of operations at the net amount, which reflects the gross amount charged to the customer less the cost paid to the supplier. Advertising and other revenues consist primarily of advertising and licensing revenues. The Company derives advertising revenues from advertisements on its websites. The Company has also licensed components of its technology to other companies.

The Company was incorporated in the state of Washington on August 23, 1999. Prior to that, it operated as a separate business within Microsoft Corporation (Microsoft). It began selling travel services on its first website, Expedia.com, in October 1996. On October 1, 1999, Microsoft separated the Company’s assets and contributed them in exchange for 66,000,000 shares of Expedia common stock or 100% of the outstanding common stock at that date. On November 10, 1999, the Company completed an initial public offering in which it sold 11,960,000 shares of common stock at a price of $7.00 per share, raising $76.6 million in net proceeds. On February 4, 2002, USA Interactive (formerly known as USA Networks, Inc.) (USA) completed its acquisition of a controlling interest in Expedia, including all of Microsoft’s shares, through a subsidiary merger (the USA acquisition of control). See Note 3.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements present the results of operations, balance sheets, changes in stockholders’ equity and comprehensive income and cash flows applicable to the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Prior to October 1, 1999, the financial statements of the Company were derived from the historic books and records of Microsoft. During this period, the Company did not maintain certain corporate support functions. For purposes of preparing the accompanying financial statements, certain Microsoft corporate costs were allocated to the Company using the allocation methods described in Note 10.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, reversals of costs of merchant revenues, valuation of intangible assets and accruals, depreciation and amortization, taxes and contingencies. Actual results could differ from those estimates.

Business Combinations

All business combinations have been accounted for under the purchase method of accounting for which the Company includes the results of operations of the acquired business from the date of acquisition. Assets and liabilities of the companies acquired are recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill in the accompanying consolidated balance sheets.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of 90 days or less at the time of purchase to be cash equivalents.

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company invests in certain marketable debt securities, which consist primarily of short-to intermediate-term fixed income securities issued by U.S. government agencies and municipalities. The Company only invests in marketable securities with active secondary or resale markets to ensure portfolio liquidity and the ability to readily convert investments into cash to fund current operations, or satisfy other cash requirements as needed. All marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, included in “Accumulated Other Comprehensive Income” on the statements of changes in stockholders’ equity. The specific-identification method is used to determine the cost of all securities. The marketable securities are presented as current assets in the accompanying consolidated balance sheets, as they are intended to meet the short-term working capital needs of the Company.

The fair value of the investments is based on the quoted market price of the securities at the balance sheet dates. Investments are considered to be impaired when a decline in fair value is judged to be other-than- temporary. The Company employs a systematic methodology that considers available evidence in evaluating

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial condition and near-term prospects of the issuer, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Property and Equipment, Net

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, ranging from one to five years. The Company capitalizes certain direct costs incurred in developing internal use software. These costs are being amortized using the straight-line method over their estimated useful lives, ranging from three to five years, beginning when the software is ready for use. The Company also capitalizes website development costs. These costs are being amortized using the straight-line method over a one year useful life, beginning with the release of the website enhancements to which these costs pertained.

Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Gains or losses from asset disposals are charged to operations.

Restricted Deposits and Other Assets

The Company has entered into agreements to extend letters of credit to certain hotel properties to secure payment for the potential purchase of hotel rooms. Refer to Note 8 for a discussion of the letter of credit arrangements. If the Company were to default on the payment of rooms, the hotel would exercise the letter of credit. The Company has placed certificates of deposit and money market funds as security under these arrangements. The security deposits amount to $15.0 million and $11.8 million as of December 31, 2002 and 2001, respectively.

In September 2001, the Company entered into a joint venture in which the Company has a 47% ownership interest. The investment in the joint venture is accounted for under the equity method, as the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies. Accordingly, the Company’s share of net losses from the joint venture is included in the accompanying consolidated statements of operations.

Intangible Assets and Goodwill

On July 1, 2001, the Company adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. In connection with adopting SFAS No. 142, the Company also reassessed the useful lives and the classification of identifiable intangible assets. As a result, the Company reclassified its acquired workforce intangible asset of $4.1 million to goodwill on July 1, 2001.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The first phase should be performed by comparing the fair value of the applicable reporting unit to its carrying value. Impairment adjustments recognized, if any, are recognized as operating expenses. Fair value has been determined using a discounted cash flow methodology. The Company completed its initial and annual impairment analysis as of

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001 and December 31, 2002, respectively, and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase was not necessary.

Separable intangible assets that have determinable lives continue to be amortized over their useful lives. Intangible assets consist primarily of supplier relationships, distribution agreements, acquired technology, customer lists, trademarks and property manager relationships. As required under the standard, the Company continues to amortize intangible assets with finite lives on a straight-line basis over their estimated useful lives, ranging from two to ten years, and has ceased the amortization prospectively on goodwill and indefinite-lived intangible assets upon adoption of SFAS No. 142.

Valuation of Long-Lived Assets

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, the carrying values of long-lived assets are reviewed on a regular basis to determine whether there has been any impairment of these assets and the appropriateness of their remaining useful lives. Management considers whether specific events have occurred in determining whether long-lived assets are impaired at each balance sheet date. The determination of whether impairment exists is based on any excess of the carrying value over the expected future cash flows, as estimated through undiscounted cash flows, excluding interest charges. Any resulting impairment charge would be measured based on the difference between the carrying value of the asset and its fair value, as estimated through expected future discounted cash flows, discounted at a rate of return for an alternate investment.

Fair Value of Financial Instruments

The carrying amounts for the Company’s cash and cash equivalents, marketable securities, accounts receivable, restricted deposits, and accounts payable, approximate their fair values.

Derivative Financial Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. The Company holds no derivative financial instruments, thus the application of SFAS No. 133 has no impact.

Certain Risks and Concentrations

The Company’s business is subject to certain risks and concentrations including dependence on relationships with travel suppliers, specifically airlines and hotels, dependence on third-party technology, exposure to risks associated with online commerce security and credit card fraud. The Company is highly dependent on its relationships with six major airlines in the United States: United, Delta, American, Continental, Northwest and US Airways. The Company also depends on global distribution system partners and third party service providers for processing certain fulfillment services.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents, marketable securities, and accounts receivable. Cash equivalents and marketable securities are of high-quality short to intermediate term agency securities and money market funds, all of which are maintained with high credit quality financial institutions. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits.

Accounts receivable represent primarily amounts receivable from the Company’s customers and vendors such as airlines, car rental agencies, hotel chains, travel agencies and distribution partners, and are carried at

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding principal, less an allowance for doubtful accounts. There are no individually significant amounts, with the exception of one of the Company’s global distribution partners which represented approximately 38% of total accounts receivable as of December 31, 2002. The allowance for doubtful accounts is primarily determined by management review of individual outstanding balances, taking into account factors such as financial condition and history of payments by the counterparts. Generally, the Company does not charge interest on receivables past due and does not require collateral.

Revenue Recognition

Merchant revenues are derived from transactions where the Company is the merchant of record and determines the price to the customer. The Company has agreements with suppliers for inventory that the Company sells. The Company does not have purchase obligations for unsold inventory. The Company presents merchant revenue in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Based upon the Company’s evaluation of merchant transactions and in accordance with the various indicators identified in EITF No. 99-19, the Company’s suppliers assume the majority of the business risks which include providing the service and the risk of unsold inventory. As such, all merchant transactions are recorded at the net amount, which is the amount charged to the customer less the amount to be paid to the supplier. Recognition of merchant revenue occurs on the date of the traveler’s usage.

The Company accrues for costs of merchant revenues based on the expected amount to be invoiced by the Company’s suppliers. If the Company does not receive an invoice within a certain period of time, typically within six months, or the invoice is less than the accrued amount, the Company may reverse a portion of the accrued cost, thus increasing net revenue, subject to applicable state escheat laws.

For the Company’s merchant air business, the cost of the airline ticket is paid by the Company to the airlines via the Airlines Reporting Corporation within a week after the customer purchases the ticket from the Company. This cost to the Company is treated as prepaid merchant bookings on the consolidated balance sheet until the flight occurs, when it is then applied against the customer purchase in order to record revenue on a net basis. Cash paid by the consumer at the time the reservation is booked for merchant transactions is treated as a deferred merchant booking on the consolidated balance sheet until usage occurs, when it is then applied against the cost in order to record revenue on a net basis.

Agency revenues are derived from airline ticket transactions, hotel, cruise, car rental reservations and services fees. Airline ticket transactions make up the substantial majority of these revenues. These revenues represent both airline paid ticketing fees and fees related to the sale of airline tickets. Airline ticketing fees are determined by individual airlines and billed and collected directly from airlines through the Airline Reporting Corporation, an industry-administered clearinghouse. Fees related to the sale of airline tickets also include performance-based revenues from the Company’s global distribution partner. In addition, certain contracts with suppliers contain override commission compensation typically related to achieving specific performance targets. The Company also charges fees to customers. Express fee revenues are generated by processing and delivering a paper ticket via express mail if the customer chooses not to have an electronic ticket or an electronic ticket is not available. Beginning in December 2002, a service fee is charged to customers for most airline tickets booked on its U.S. websites. Also, the Company generates corporate transaction service fees for providing travel booking services to its corporate customers.

The Company recognizes agency revenues on air transactions when the reservation is made and secured by a credit card. The Company’s revenues from reservation fees are subject to forfeiture in the event of a ticket cancellation. No revenue reserve for cancellations was required prior to June 2002, as airlines paid a separate cancellation fee, higher than the reservation fee cancelled, to agents upon cancellation. However, beginning June

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, airlines eliminated payment of a cancellation fee to agents such as the Company. Accordingly, beginning on that date, the Company has been recognizing a cancellation allowance on these revenues based on historical cancellation experience. The Company recognizes agency revenues on hotel, cruise and car rental reservations at the earlier of notification of the amount of the commission from a commission clearinghouse or an individual supplier, or on receipt of the commissions. Override commissions are recognized each period based upon the projected and actual attainment of predetermined target sales levels. Where historical financial data is not available to project the target sales levels, the Company records the override commission upon receipt of the commission from the supplier. The Company recognizes express fees and service fees as the services are performed and completed.

The Company derives revenues from the sales of advertisements on its websites. The Company generally recognizes advertising revenues ratably over the advertising period, depending on the terms of the advertising contract. The Company recognizes some revenue related to barter arrangements. For the year ended December 31, 2002, six-month period ended December 31, 2001 and years ended June 30, 2001 and 2000, the Company recognized revenue related to barter arrangements of approximately $2.1 million, $0.6 million, $0.5 million and $0, respectively. The Company has applied EITF 99-17, Accounting for Advertising Barter Transactions, in the valuation and recognition of this revenue.

Fees from the licensing of software are another source of revenues. The Company has applied Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, With Respect to Certain Transactions, in the valuation of this revenue. The fixed portion of these license fees is recognized ratably over the lives of the contracts upon delivery of the software. Transaction-based fees are recognized when the relevant transactions occur. When there are undelivered elements related to the licensing of software, for which there is no Company-specific objective evidence of fair value, revenues are deferred until the earlier of delivery of these elements, or the moment the Company will have evidence of the fair value of these elements.

Non-Application of Push Down Basis of Accounting

Under the SEC rules, financial statements filed with the SEC of companies following a more than 95% change in ownership have to be restated to reflect the purchaser’s push down basis of accounting. Push-down is not allowed in the event of a less than 70% change in control. If 70% or more, but no more than 95% change in control occurred, application of the push-down basis is at the company’s discretion. Because USA acquired more than 70%, but less than 95% of the Company’s shares and voting power, the Company had the choice of whether to apply push-down basis of accounting, and has elected not to do so. If push-down basis were applied, all of the Company’s assets and liabilities as of the date of its acquisition by USA would have been restated to fair values; and retained earnings and other equity accounts as of the acquisition date would have been eliminated.

Product Development

Product development costs consist primarily of payroll and related expenses for website and software enhancements and development and are expensed as incurred unless it is a major website enhancement or a software development project. Major website enhancements release significant new features and functionality in the Company’s websites. Costs related to these enhancements and costs related to software development projects are capitalized if incurred during the application development stage, and expensed otherwise.

Advertising Costs

The cost of advertising is expensed as incurred. For the year ended December 31, 2002, the six month period ended December 31, 2001, and the years ended June 30, 2001 and 2000, the Company incurred advertising expense of $87.6 million, $19.2 million, $56.9 million, and $38.1 million, respectively.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Transaction gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved are included in the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes under the liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance to reduce deferred tax assets to their estimated realizable value.

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

Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense ratably over the corresponding employee service period. To the extent restricted stock is forfeited prior to vesting, the corresponding previously recognized expense is reversed as an offset to “unearned stock-based compensation.”

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by stockholders and distributions to stockholders. For the year ended December 31, 2002, the six-month period ended December 31, 2001, and the years ended June 30, 2001 and 2000, there were insignificant differences, consisting of unrealized investment gains and foreign currency translation adjustments, between the Company’s comprehensive income or loss and its net income or loss.

Net Income Per Share

Net income per share and pro forma net loss per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Net income per share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding. On February 5, 2003, the Company publicly announced that its Board of Directors had approved a two-for-one stock split in the form of a stock dividend, payable to shareholders of record on February 24, 2003. The shares, options and warrants information has been adjusted to reflect the two-for-one split. During the year ended December 31, 2002 and the six-month period ended December 31, 2001, common stock equivalent shares related to stock options, warrants and shares subject

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to repurchase are included in the calculation, as their effect is dilutive. During the years ended June 30, 2000 and 2001, common stock equivalent shares related to stock options, warrants and shares subject to repurchase are excluded from the calculation, as their effect is anti-dilutive. Accordingly, basic and diluted loss per share during those periods are equivalent. For the year ended June 30, 2000, under the provisions of SFAS No. 128 and SAB No. 98, basic pro forma net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding, using the pro forma effect of the conversion of the net contribution from owner as if the shares issued to capitalize the Company were outstanding over the entire period for which the pro forma net loss per share has been computed.

Basic and diluted net income (loss) per share and pro forma basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
Net income (loss)	$66,315	$472	$(78,053)	$(118,315)

Net income (loss) per common share:
Basic	$0.59	$0.00	$(0.83)

Diluted	$0.52	$0.00	$(0.83)

Pro forma basic and diluted				$(1.55)

Weighted average number of shares outstanding:
Basic	113,072	102,342	94,420
Dilutive effect of:
Contingently issuable common stock	80	492
Options to purchase common stock	13,332	21,018
Warrants to purchase common stock	1,488	532

Diluted	127,972	124,384	94,420

Pro forma basic and diluted				76,088

Antidilutive securities not included in pro forma basic and diluted net loss per common share:
Contingently issuable common stock			1,836	2,544

Options to purchase common stock			16,498	6,476

Warrants to purchase common stock			88	148

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation— Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these consolidated financial statements and accompanying footnotes.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation described in SFAS No. 123 and believes the application of the fair value based method and of SFAS No. 148 will have a material effect on its financial operations.

Under SFAS No. 123, employee stock options are valued at the grant date using the Black-Scholes valuation model and compensation cost is recognized ratably over the vesting period.

During preparation of the footnotes to the consolidated financial statements for fiscal 2002, the Company determined that the calculation of the pro forma net loss reported under SFAS No. 123 for the six-month period ended December 31, 2001 and the years ended June 30, 2001 and 2000, as reported in 2001, did not appropriately reflect the compensation cost under SFAS No. 123 related to the Company’s stock option plans. Accordingly, the pro forma net loss reported under SFAS No. 123 for the six-month period ended December 31, 2001 and the years ended June 30, 2001 and 2000 presented in the table below have been revised, resulting in an increase of $3.2 million, an increase of $11.5 million, and a decrease of $20.9 million of pro forma net loss, respectively. This revision had no effect on the Company’s previously reported consolidated results of operations or financial condition.

The following summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share amounts):

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
		(revised)	(revised)	(revised)
Net income (loss), as reported	$66,315	$472	$(78,053)	$(118,315)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	6,345	5,988	31,183	60,689
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(36,437)	(24,398)	(63,131)	(52,852)

Pro forma net income (loss)	$36,223	$(17,938)	$(110,001)	$(110,478)

Net income (loss) per common share:
Basic—as reported	$0.59	$0.00	$(0.83)

Basic—pro forma	$0.32	$(0.18)	$(1.17)

Diluted—as reported	$0.52	$0.00	$(0.83)

Diluted—pro forma	$0.28	$(0.18)	$(1.17)

Pro forma basic and diluted—as reported				$(1.55)

Pro forma basic and diluted—pro forma				$(1.45)

The fair value for each stock award granted was estimated at the date of grant using a Black Scholes option-pricing model, assuming no expected dividends and the following weighted average assumptions:

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
Average risk-free interest rates	3.84%	4.42%	5.41%	6.08%
Average expected life (in years)	5	5	5	5
Volatility	55%	85%	85%	85%

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 will change current practice in the accounting for and disclosure of guarantees. Under FIN 45, guarantees are broadly defined to include, among others, product warranties, indemnification provisions, and standby letters of credit. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even when the likelihood of the guarantor’s having to make payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 have been incorporated into these financial statements and accompanying footnotes. Effective January 1, 2003, the Company adopted the initial recognition and initial measurement provisions of FIN 45 and believes that the application of FIN 45 will not have a material effect on its financial position or results of operations.

EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF release provides guidance on the following issues. (1) The circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor’s products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller’s income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller’s income statement. (2) If a vendor offers a customer a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period, when the customer should recognize the rebate and how the customer should measure the amount of the offer. Consensuses reached are effective for arrangements entered into after December 31, 2002 and November 21, 2002, respectively. Effective January 1, 2003, the Company adopted consensus one of this release and believes that the application of FIN 45 will not have a material effect on its financial position or results of operations.

Segment Information

The Company reports segment information based on the management approach, which designates the internal reporting that is used by the Company’s chief operating decision maker (Chief Executive Officer) for making operating decisions and assessing performance as the source of the Company’s reportable operating segments. The Company also discloses information about products and services and geographical areas.

Change in Fiscal Year

In February 2002, the Company’s Board of Directors approved the change in fiscal year from June 30 to December 31. The unaudited financial information for the twelve months ended December 31, 2001 is as follows (in thousands, except per share amounts):

Revenues	$296,396

Gross profit	$203,521

Loss from operations	$(17,360)

Net loss	$(21,496)

Basic and diluted net loss per common share	$(0.22)

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Split in the Form of a Stock Dividend

On February 5, 2003, the Company announced that its Board of Directors had approved a two-for-one stock split in the form of a stock dividend, payable to shareholders of record as of February 24, 2003. References to the number of shares, options and warrants, income (loss) per share and other per share amounts in these consolidated financial statements have been adjusted to reflect the split.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

3.    USA Acquisition of Control and Related Transactions

USA Acquisition of Control

On February 4, 2002, the Company’s shareholders approved the USA acquisition of control. Immediately prior to the USA acquisition of control, the Company recapitalized its common shares to create a new class of common shares, Class B common shares, par value $.01 per share, which are entitled to approximately 15 votes per share, provided that no Expedia shareholder or group of shareholders can generally hold more than 94.9% of the Company’s total outstanding voting power. Under the terms of the transaction agreements governing the USA acquisition of control, each of the Company’s shareholders had the option, with respect to each common share it owned, to elect to either (1) retain its Expedia share and in addition receive warrants to acquire additional Expedia shares or (2) exchange its Expedia share for a package of USA securities consisting of USA common stock, USA cumulative convertible redeemable preferred stock and warrants to acquire USA common stock.

Pursuant to the terms of the transaction, Microsoft, who beneficially owned approximately 66% of the Company’s common stock prior to the merger, elected to exchange all of its Expedia common stock for USA securities. As a result, upon closing of the USA acquisition of control, Microsoft no longer holds any Expedia securities. Expedia shareholders who elected not to receive USA securities in the transaction retained their Expedia shares and received 0.1920 of a new Expedia warrant for each Expedia share held. In addition, certain optionholders were also issued warrants. Each warrant entitles the holder to purchase one share of Expedia common stock for $26 through February 4, 2009. In addition, the warrants issued to optionholders are subject to the same vesting schedule as the options in respect of which the warrants were issued. The Company issued approximately 12.6 million warrants to holders of its common shares and stock options. The Expedia warrants trade on NASDAQ under the symbol “EXPEW.” Of these warrants, 7.8 million were issued to common stockholders; these warrants were valued at market value as of the date of the grant and are recorded in the accompanying consolidated statement of changes in stockholders’ equity and comprehensive income.

In connection with the merger, all of the shares of the merger subsidiary, which were all held by USA, were converted into a number of shares of Expedia Class B common stock equal to the number of Expedia common shares that were exchanged for the package of USA securities. As a result, USA owns all of the outstanding shares of Expedia Class B common stock (approximately 69,002,000 shares), which represented 64.2% of the Company’s outstanding shares at the date of the USA acquisition of control, and 94.9% of the voting interest in Expedia at that time. Since USA acquired less than 95% voting interest in Expedia, the Company has elected to account for this transaction as a recapitalization. Accordingly, the purchase price paid by USA to acquire the Company’s common shares does not have an impact on the consolidated financial statements of the Company.

Due to its controlling interest in Expedia, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of the Company’s shareholders, except where a separate vote of the holders of common shares is required by Washington law. In addition, USA also controls Expedia’s Board of Directors, which, immediately after the closing of the merger transaction, was expanded from seven to thirteen Board members. The current Expedia Board consists of seven USA appointees and includes four independent Board members that are not employees of the Company.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the USA acquisition of control, the Company received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after consummation of the merger, on the various media outlets related to USA (including outlets of former USA entertainment businesses, such as USA Network that are now part of Vivendi Universal Entertainment). The use of this asset is being accounted for as sales and marketing expense to the Company and a capital contribution by USA to Expedia. In addition, the Company received a two-year option to purchase a one-third interest in a new television channel to be developed by USA. The exercise price of the option will equal one-third of USA’s cost, plus interest, up to the date of exercise. There will be no accounting recognition of the option until the option is exercised, if ever. Finally, USA has made a capital contribution of $20 million in lieu of offering Expedia a two-year option to acquire from USA all of the outstanding equity of National Leisure Group, Inc.

Private Placement

On February 20, 2002, the Company issued 1,873,630 common shares to USA for approximately $47 million in cash. The proceeds from this sale were used by the Company in connection with the Classic Custom Vacations transaction to pay off approximately $47 million of the outstanding debt of Classic Vacation Group, Inc., as discussed in Note 6.

Exchange Offer and Merger

On June 3, 2002, USA announced its intention to commence an exchange offer whereby USA would seek to acquire all of the publicly held shares of the Company. On October 10, 2002, USA announced that it was ending the proposed exchange offer process. On March 19, 2003, the Company announced that it entered into a merger agreement with USA whereby USA would acquire all the Company’s publicly held shares it did not currently own in a stock for stock merger.

4.    Marketable Securities

The following table summarizes, by major security type, the Company’s marketable securities as of December 31, 2002 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agency securities	$186,918	$4,087	$	$191,005
Municipal auction rate securities	174,785			174,785

	$361,703	$4,087	$	$365,790

Contractual maturities of marketable securities classified as available-for-sale as of December 31, 2002 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$174,785	$174,785
Due after one year through two years	94,894	96,652
Due after two through three years	92,024	94,353

	$361,703	$365,790

At December 31, 2001, the Company had no investments in marketable securities. The gross realized gains for the year ended December 31, 2002 were $0.9 million and are included in “Net interest income and other” on the consolidated statement of operations.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Furniture and equipment	$7,576	$5,462
Software	19,861	8,082
Website development	13,733	7,862
Computer equipment	17,956	12,549
Leasehold improvements	2,353	1,981

	61,479	35,936
Accumulated depreciation and amortization	(31,111)	(14,489)

Property and equipment, net	$30,368	$21,447

6.    Acquisitions

On March 17, 2000, the Company acquired Travelscape by issuing approximately 6.0 million shares, stock options and warrants of the Company in exchange for all outstanding shares, stock options and warrants of Travelscape. The total value of the shares, stock options and warrants exchanged was approximately $96 million. Travelscape was an Internet travel wholesaler and packager with discounted rate contracts with hotel and travel suppliers worldwide. Hotel rooms, car rentals and travel services from those suppliers are offered through Expedia’s distribution outlets.

On March 17, 2000, the Company acquired VacationSpot by issuing approximately 5.2 million shares and stock options of the Company in exchange for all of the outstanding shares and stock options of VacationSpot. The total value of the shares and stock options exchanged was approximately $82 million. VacationSpot was a reservation network for vacation homes, rental condominiums, inns and bed & breakfasts around the world. These lodging options are now offered through Expedia’s distribution outlets.

On March 9, 2002, the Company acquired substantially all of the assets of CCV, a subsidiary of Classic Vacation Group, Inc. (CVG), a publicly traded corporation, for an aggregate purchase price of approximately $48.6 million, plus the assumption of approximately $30 million in net liabilities. The purchase price was based on the closing sale price of the Company’s common stock on February 14, 2002. In connection with the acquisition of CCV, the Company acquired assets with respective useful lives as follows: goodwill of $43.6 million; supplier relationships of $11.5 million with a 2 year life; tradenames of $10.1 million with an indefinite life; travel agent relationships of $12.4 million with a 10 year life; technology of $1.1 million with a 3 year life; and other intangible assets of $.5 million with a 5 year life. In connection with the asset acquisition, in February 2002 the Company first paid off the outstanding debt of CVG for approximately $47 million in cash, using the proceeds from the sale of 1,873,630 shares of common stock to USA. On March 9, 2002, the Company then purchased the assets of CCV for approximately $1.6 million in cash. CCV provides luxury vacation packages to Mexico, North America, Europe and the Caribbean through a network of travel agents and travel agencies.

The Company has accounted for these transactions under the purchase method of accounting in accordance with SFAS No. 141. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The estimated fair values for Travelscape and VacationSpot are final and the assessment of fair value was performed by an independent appraiser. The Company is evaluating the fair value of CCV’s assets acquired and liabilities assumed in order to make a final

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allocation of the excess purchase price, including allocation to intangibles other than goodwill. Accordingly, the purchase accounting information is preliminary. The Company expects to finalize the allocation of the purchase price relating to the CCV transaction by the first quarter of 2003. Certain intangible assets have been identified and capitalized as part of these transactions.

The following table summarizes the purchase accounting for the acquisitions (in thousands):

	Travelscape	VacationSpot	CCV
Current and long-term assets	$21,459	$10,032	$48,925
Intangibles and goodwill	123,912	74,056	79,213
Liabilities assumed	(46,670)	(1,018)	(79,031)

Net assets acquired	98,701	83,070	49,107
Less: acquisition costs	(2,655)	(1,888)	(496)

Purchase price	$96,046	$81,182	$48,611

The following table presents the results of operations of the Company on a pro forma basis. These results are based on the individual historic results of the Company, Travelscape, VacationSpot and CCV, and reflect adjustments to give effect to the acquisitions as if they had occurred at the beginning of the earliest period presented (in thousands, except per share amounts):

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
	(Unaudited)
Revenues	$606,455	$196,052	$303,607	$184,854
Cost of revenues	201,120	77,774	133,321	97,505

Gross profit	405,335	118,278	170,286	87,349
Operating expenses	288,798	111,694	252,337	265,950

Income (loss) from operations	116,537	6,584	(82,051)	(178,601)
Other income (expense)	(702)	(4,737)	8,940	1,920

Income (loss) before provision for income taxes	115,835	1,847	(73,111)	(176,681)
Provision for income taxes	(49,567)	(1,084)

Net income (loss)	$66,268	$763	$(73,111)	$(176,681)

Net income (loss) per common share:
Basic	$0.58	$0.01	$(0.76)	$(2.17)

Diluted	$0.52	$0.01	$(0.76)	$(2.17)

Weighted average number of shares outstanding:
Basic	113,374	104,216	96,294	81,290

Diluted	128,274	126,258	96,294	81,290

On July 13, 2002, the Company acquired substantially all of the assets of Metropolitan Travel, Inc. (Metropolitan), a closely held, Seattle-based corporate travel agency. Metropolitan provides corporate travel services to over 230 corporate clients. This acquisition was part of the Company’s expansion into the corporate travel business. On October 28, 2002, the Company acquired substantially all of the assets of Newtrade

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Technologies, Inc. (Newtrade), a Montreal-based developer of software and information distribution services that help hotels deliver their rates and availability to the market more efficiently. The Company seeks to use Newtrade’s technology to enable the Company’s merchant hotel partners to improve their quality of connectivity and give hotels flexibility and control over their information distribution and inventory. The purchase prices of these acquisitions do not have a material impact to the Company’s consolidated financial position.

7.    Intangible Assets, Net

Financial information for the acquired amortized intangible assets is as follows (in thousands):

	December 31, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net
Amortized intangible assets:
Supplier relationships	$37,700	$(30,513)	$7,187	$26,200	$(23,418)	$2,782
Trademarks and tradenames	30,400	(18,863)	11,537	20,300	(12,096)	8,204
Distribution agreements	24,900	(24,900)		24,900	(22,256)	2,644
Travel agent relationships	12,400	(930)	11,470
Customer relationships and lists	10,837	(4,746)	6,091	6,200	(2,771)	3,429
Technology	17,442	(9,758)	7,684	9,300	(8,313)	987
Other	3,840	(3,141)	699	3,300	(1,966)	1,334

	$137,519	$(92,851)	$44,668	$90,200	$(70,820)	$19,380

Amortization expense for acquired intangible assets for the year ended December 31, 2002, the six-month period ended December 31, 2001 and the years ended June 30, 2001 and 2000 was $22.0 million, $19.8 million, $41.7 million and $12.4 million, respectively. The annual estimated amortization expense for the acquired intangible assets for the next five years is as follows (in thousands):

2003	$13,013
2004	5,809
2005	3,767
2006	3,676
2007	3,150

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance, June 30, 2001	$74,781
Reclassification of workforce	4,109

Balance, December 31, 2001	78,890
Adjustment to valuation	(10,873)
Acquisition of new businesses	56,269

Balance, December 31, 2002	$124,286

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below shows the effect on net loss and net loss per share had SFAS No. 142 been adopted in prior periods (in thousands, except per share amounts):

	Years ended June 30,
	2001	2000
Reported net loss	$(78,053)	$(118,315)
Amortization of goodwill	20,285	5,502
Amortization of workforce	2,400	690

Adjusted net loss	$(55,368)	$(112,123)

Reported net loss per share:
Basic and diluted	$(0.83)
Pro forma basic and diluted		$(1.55)
Amortization of goodwill	0.21	0.07
Amortization of workforce	0.03	0.01

Adjusted net loss per share:
Basic and diluted	$(0.59)

Pro forma basic and diluted		$(1.47)

8.    Letters of Credit and Bank Guarantees

As of December 31, 2002 and 2001, the Company had two letter of credit facilities in the combined amounts of $35.0 million and $17.0 million, respectively. A substantial amount of the letters of credit is issued to hotel properties to secure payment for the potential purchase of hotel rooms. These letter of credit facilities previously required full collateralization for issued letters of credit with restricted deposits. However, as of December 31, 2002, one credit facility for $20.0 million was amended to release the pledge of restricted deposits in exchange for standard liquidity and capital financial covenants. As of December 31, 2002 and 2001, the Company had $16.3 million and $9.1 million, respectively, of outstanding letters of credit drawn against these facilities. No claims have been made against any letters of credit. At December 31, 2002, the Company is in compliance with all financial covenants.

During the year ended December 31, 2002, the Company provided bank guarantees to government regulatory authorities in the United Kingdom and Germany in order to operate the Company’s packages business in those respective countries. As of December 31, 2002, the Company had bank guarantees in the amount of $9.7 million.

9.    Income Taxes

Effective October 1, 1999, the Company entered into a tax allocation agreement with Microsoft. On March 18, 2000, Microsoft’s investment in the Company fell below 80% ownership and, as a result, the Company began filing separate tax returns. Based on the tax allocation agreement, the Company may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999 to March 17, 2000 that are utilized on the Microsoft consolidated U.S. federal tax return. Reimbursements of approximately $2.5 million are expected to be received from Microsoft under this agreement when Microsoft utilizes the Company’s tax losses. As of December 31, 2002, the Company has received $0.1 million of reimbursement from Microsoft, which was recorded as a capital contribution.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the tax allocation agreement, the Company must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options. In November 2001, the Company entered into an agreement with Microsoft, setting forth the manner in which the Company will compensate Microsoft for these tax savings. Under the November 2001 agreement, the Company generally will be required to indemnify Microsoft for the actual federal and state tax savings, up to approximately $36 million that the Company may realize as a result of the use of certain compensation deductions, if and when the Company utilizes such tax savings. As of December 31, 2002, the Company has not utilized the tax savings. Any compensation to Microsoft as a result of utilized tax savings will be recorded as a capital distribution.

At December 31, 2002, the Company has net operating loss carryforwards of approximately $262.0 million for federal income tax purposes. The net operating loss carryforwards begin to expire in 2017. Approximately $31.0 million of the loss carryforwards are from acquired companies, the utilization of which, in each carryforward year, may be limited by the Internal Revenue Code.

At December 31, 2002, the Company has utilized the benefit of all of its net operating loss carryforwards other than those generated by stock compensation tax deductions. The remaining net operating loss carryforwards, will be utilized to reduce income taxes payable. The benefit of the remaining net operating losses will be recorded as an adjustment to goodwill or an increase to additional paid-in capital, when realized.

Based upon the Company’s limited operating history, the difficulty in accurately forecasting long-term future results, the large amount of net operating loss carryforwards for income tax purposes and the expected continuation of tax deductions attributable to stock option deductions, the Company has applied a valuation allowance equivalent to the expected tax benefit from its net operating loss carryforward and other deferred tax assets. As a result, the Company has not recorded a benefit for current federal and state income taxes or a related deferred tax asset. The valuation allowance increased $52.0 million, $15.8 million, and $29.9 million for the year ended December 31, 2002, the six-month period ended December 31, 2001, the year ended June 30, 2001, respectively, and decreased $0.2 million for the year ended June 30, 2000.

The Company’s deferred tax assets and liabilities are comprised of the following (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Depreciation and amortization	$4,091	$—
Deferred merchant bookings	7,859	5,138
Other	7,980	2,355
Net operating loss	92,909	40,240

Total deferred tax assets	112,839	47,733

Deferred tax liabilities:
Prepaid expenses	8,974	1,400
Other	4,173	121

Total deferred tax liabilties	13,147	1,521

Total net deferred tax assets	99,692	46,212
Valuation allowance	(99,692)	(46,212)

Total	$—	$—

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of total current income tax expense to the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is shown as follows (in thousands):

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
Income tax expense (benefit) at the federal statutory rate of 35%	$40,550	$165	$(27,319)	$(41,410)
Recognition of stock-based compensation	(51,361)	(22,774)	(2,361)	18,457
Amortization of goodwill and intangibles	5,620	6,933	21,709	6,152
Change in valuation allowance	53,480	14,300	7,910	16,801
Other	1,254	1,376	61

Income tax expense	$49,543	$—	$—	$—

10.    Related Party Transactions

Microsoft

As discussed in Note 1, prior to October 1, 1999, the financial statements of the Company reflect certain allocated corporate support costs from Microsoft. Such allocations and charges are based on a percentage of total corporate costs for the services provided, using factors such as headcount, revenue, gross asset value, or the specific level of activity directly related to such costs.

Management believes that the allocation methods used were reasonable and reflective of the Company’s proportionate share of such expenses and are not materially different from those that would have been incurred on a stand-alone basis.

Costs prior to October 1, 1999, representing allocations from Microsoft are as follows (in thousands):

Year ended June 30,
2000
Cost of revenues	$924
Product development	557
Sales and marketing	1,497
General and administrative	2,086

Net expense	$5,064

Subsequent to October 1, 1999, the Company had entered into a number of agreements with Microsoft to facilitate the operations of the Company. Through February 4, 2002, when Microsoft ceased being a related party, the Company recorded revenues and incurred costs representing charges from these agreements as follows (in thousands):

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
Revenues	$	$	$339	$131
Cost of revenues	(355)	(1,904)	(2,747)	(2,209)
Product development	(422)	(1,560)	(1,640)	(1,820)
Sales and marketing	(944)	(4,445)	(5,682)	(1,630)
General and administrative	(129)	(739)	(1,589)	(1,680)

Net expense	$(1,850)	$(8,648)	$(11,319)	$(7,208)

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

TCV and Microsoft

On August 25, 2000, the Company issued 6,022,586 shares of common stock and warrants to purchase an additional 1,204,518 shares of the Company’s common stock to TCV IV, L.P. and TCV IV Strategic Partners, L.P. (collectively, TCV) in exchange for approximately $50.0 million in cash. As a result of the investment, the founding general partner of Technology Crossover Ventures and managing member of Technology Crossover Management IV, L.L.C. (which is the general partner of TCV), became a director of Expedia. On that same date, the Company issued 1,204,516 shares of common stock and warrants to purchase an additional 240,904 shares of the Company’s common stock to Microsoft in exchange for approximately $10.0 million in cash. In September 2001 and February 2002, TCV and Microsoft net exercised their 1,204,518 and 240,904 shares of common stock warrants, respectively, in non-cash transactions and received 669,040 shares and 168,064 shares of common stock, respectively, representing the number of shares they could have purchased based on the in-the-money value of the warrants.

USA

In connection with the USA acquisition of control consummated on February 4, 2002, the Company received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after the consummation date, on the various media outlets related to USA. The total amount due under this arrangement was recorded as “contribution receivable from parent” within the consolidated statement of changes in stockholders’ equity and comprehensive income. During the year ended December 31, 2002, the Company recorded $13.1 million under this arrangement as sales and marketing expense.

In August 2002, USA made a cash capital contribution of $20.0 million to Expedia in lieu of offering Expedia a two-year option to acquire from USA all of the outstanding equity of National Leisure Group, Inc. The Company has recorded the transaction as a capital contribution.

During 2002, USA reimbursed the Company for certain professional fee costs related to the delay in the USA acquisition of control in the amount of $0.3 million. The Company has recorded this as a capital contribution from USA.

Ticketmaster

The Company entered into an agreement with Ticketmaster, Inc. (Ticketmaster), a subsidiary of USA, on March 19, 2002, to create a new gateway channel on Citysearch.com’s website. This is a content area that provides site visitors with Citysearch’s local content and enables them to plan and book trips using an Expedia.com booking tool with the availability of some Ticketmaster event tickets within Expedia’s customer-built trips. Revenues generated through the gateway channel are shared based on an agreed-upon transaction fee paid by the Company to Ticketmaster. The transaction fees paid in connection with this agreement during the year ended December 31, 2002 were $0.3 million.

Hotels.com

As the Company and Hotels.com have a common controlling shareholder, the Company previously has said that it would explore areas where it might work together with Hotels.com in a way that would benefit all Expedia customers and stockholders. Although there continues to be many areas of its business where the Company has decided that it can best achieve its goals through separate strategies and practices, there have been instances where, fully consistent with its existing contractual agreements, it has worked cooperatively with Hotels.com, and it anticipates that it will continue to explore such possibilities in the future.

11.    Employee Benefits

Employees participate in stock-based compensation and savings plans that are administered through the Company and involve options to acquire the Company’s stock. For the period prior to October 1, 1999,

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees participated in the Microsoft stock-based compensation and savings plans that involved options to acquire Microsoft stock. Options and expense information presented herein represent only the Company’s plans. The options information has been adjusted to reflect the two-for-one split.

Amended and Restated Employee Stock Purchase Plan

In October 1999, the Board of Directors of the Company adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) for all eligible employees. A total of 1,600,000 shares of common stock have been reserved for issuance under the Purchase Plan, which qualifies under Section 423 of the Internal Revenue Code. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first day or the last day of each six-month offering period. Employees may use up to 10% of their gross compensation during an offering period to purchase shares. The first offering period commenced on January 1, 2000. Through December 31, 2002, 685,000 shares have been issued under this plan.

401(k) Savings Plan

In October 1999, the Board of Directors of the Company adopted the 401(k) savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may defer up to 15% of their pretax salary, but not more than statutory limits. The Company contributes 50 cents for each dollar a participant contributes, with a maximum contribution of 3% of a participant’s earnings. The plan offers various investment options, one of which had been the Company’s stock. In November 2001, the Company ceased providing the Company’s stock as an investment option.

Additionally, under provisions of the plan, participating employees may make whole percentage after-tax contributions of up to 7% of their compensation, subject to the maximum annual amounts allowable by the Internal Revenue Service. Participant’s contributions and all earnings thereon are 100% vested at all times. Employer matching contributions vest 100% after two years of qualified service and are 100% vested at all times thereafter.

For the year ended December 31, 2002, the six-month period ended December 31, 2001, and the years ended June 30, 2001 and 2000, the Company contributed approximately $1.5 million, $0.5 million, $0.8 million and $0.2 million, respectively, of employer matching contributions to the 401(k) savings plan.

Stock Option Plans

In October 1999, the Board of Directors of the Company adopted the following stock plans:

1999 Amended and Restated Stock Option Plan (Stock Option Plan).    At December 31, 2002, approximately 20,332,000 shares of common stock are subject to outstanding non-qualified stock options granted under the Stock Option Plan to employees, officers and employee directors. As of February 5, 2002, the Company has ceased granting stock options from this plan.

1999 Stock Option Plan for Non-Employee Directors (Directors’ Plan).    At December 31, 2002, approximately 50,000 shares of common stock are subject to outstanding non-qualified stock options granted under the Directors’ Plan. As of February 5, 2002, the Company ceased granting stock options from this plan.

The Stock Option Plan and Directors’ Plan provided non-qualified stock options to directors, officers and employees. The option exercise price is generally the fair market value at the date of grant. Options granted under the Stock Option Plan generally vest over four and one-half years and expire seven years from the date of grant. Options granted under the Directors’ Plan generally vest over one year and expire 10 years from the date of grant.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Microsoft Option Conversions.    On the completion of the initial public offering of the Company, unvested options to purchase Microsoft common stock held by the Company’s employees were cancelled and new options to acquire the Company’s common stock were issued under the Stock Option Plan. The new options had terms, vesting schedules, and in-the-money value comparable to the cancelled options. These stock option issuances were deemed to be new grants and created non-cash compensation expense for the difference between the option exercise price and the fair market value of the common stock at the date of grant. The non-cash charge of $111.6 million is being amortized over the vesting period of the new options, ranging from one month to 54 months under the accelerated method. The unearned stock-based compensation will be fully amortized by December 2004.

Expedia, Inc. 2001 Stock Plan (2001 Stock Plan).    In November 2001, the Board of Directors of the Company approved the 2001 Stock Plan and in February 2002, the shareholders of the Company approved the 2001 Stock Plan. The 2001 Stock Plan provides non-qualified stock options, stock purchase rights, restricted stock, and warrants to directors, officers and employees. The option exercise price is generally the fair market value at the date of grant. Options granted under the 2001 Stock Plan generally vest over four years. Under the 2001 Stock Plan, a total of 13,600,000 shares of common stock have been reserved for issuance. Commencing February 2002, the Company began issuing stock options under the 2001 Stock Plan. For the year ended December 31, 2002, 80,000 shares of restricted stock were issued to employees. At December 31, 2002 approximately 4,266,000 shares of common stock are subject to outstanding non-qualified stock options granted under the 2001 Stock Plan. At December 31, 2002, approximately 9,254,000 shares remain reserved and available for grant under the 2001 Stock Plan.

In February 2003, the Company amended and restated the 2001 Stock Plan to provide for the issuance of performance units, in addition to non-qualified stock options, stock purchase rights, restricted stock and warrants.

On March 19, 2003 the Company and USA announced that they entered into a merger agreement whereby each option to purchase a share of Expedia common stock would be converted into an option to purchase 1.93875 shares of USA common stock, rounded, if necessary, to the nearest whole share of USA common stock.

Outstanding options to purchase common stock of the Company held by the Company’s employees were as follows:

	Number outstanding	Weighted average exercise price
Balance, June 30, 1999	—	$—
Granted	4,231,114	8.47
Transfers in from Microsoft	27,337,050	2.92
Exercised	(1,155,588)	1.39
Cancelled	(793,184)	4.72

Balance, June 30, 2000	29,619,392	3.68
Granted	7,178,100	7.37
Exercised	(3,671,462)	2.15
Cancelled	(1,303,654)	6.73

Balance, June 30, 2001	31,822,376	4.56
Granted	3,641,622	21.50
Exercised	(4,631,734)	2.46
Cancelled	(1,067,250)	9.10

Balance, December 31, 2001	29,765,014	6.82
Granted	6,232,610	27.36
Exercised	(9,836,624)	3.76
Cancelled	(1,512,796)	13.02

Balance, December 31, 2002	24,648,204	12.72

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options outstanding at December 31, 2002			Options exercisable at December 31, 2002
Range of exercise prices	Number outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)	Number outstanding	Weighted average exercise price
$ .01 – $ 4.19	4,489,328	$2.10	2.10	2,961,720	$1.89
4.20 – 8.39	10,181,222	6.30	3.80	4,532,821	5.83
8.40 – 12.58	767,804	11.05	4.50	122,178	11.02
12.59 – 16.78	352,418	14.50	5.10	55,891	14.27
16.79 – 20.97	314,812	18.52	5.60	35,553	18.13
20.98 – 25.17	4,402,980	22.22	5.70	471,135	22.42
25.18 – 29.36	2,906,900	28.26	9.20
29.37 – 33.56	966,020	31.96	9.30
33.57 – 37.75	192,020	35.62	9.20
37.76 – 41.95	74,700	38.99	9.40

$ 0.01 – $41.95	24,648,204	$12.72	4.80	8,179,298	$5.54

The Company had options exercisable of approximately 8,180,000 shares, 11,018,400 shares, 11,740,500 shares, and 6,476,300 shares at the weighted average exercise price of $5.54 per share, $3.36 per share, $2.61 per share, and $1.88 per share at December 31, 2002 and 2001 and June 30, 2001 and 2000, respectively.

	Year ended December 31,		Six-month period ended period ended December 31,		Years ended June 30,
	2002		2001		2001		2000
Weighted average exercise price of options granted with exercise price less than the fair value of the stock on the date of grant	$		$		$		$2.92

Weighted average exercise price of options granted with exercise price equal to the fair value of the stock on the date of grant		$27.36		$21.50		$7.37	$8.47

Weighted average fair value per share with exercise price less than the fair value of the stock on the date of grant	$		$		$		$5.10

Weighted average fair value per share with exercise price equal to the fair value of the stock on the date of grant		$14.04		$14.85		$5.12	$2.63

12.    Warrants to Purchase Common Stock

As a result of the USA acquisition of control, the Company issued approximately 12.6 million warrants to holders of its common shares and stock options in February 2002 (see Note 3). The warrants issued to optionholders are subject to the same vesting schedule as the underlying options. The warrants information has been adjusted to reflect the two-for-one split.

Outstanding warrants to purchase shares of common stock at December 31, 2002 are as follows:

Expiration	Exercise price	Shares
02/25/2009	$26.00	12,526,296
06/01/2009	$12.86	13,226
12/12/2009	$22.49	124,480

		12,664,002

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had warrants outstanding of approximately 12,664,000 shares, 378,600 shares, 1,593,500 shares, and 148,700 shares at the weighted average exercise price of $25.95 per share, $13.09 per share, $9.47 per share, and $20.86 per share, at December 31, 2002 and 2001 and June 30, 2001 and 2000, respectively.

On March 19, 2003 the Company and USA announced that they entered into a merger agreement whereby each warrant to purchase a share of Expedia common stock would be converted into a warrant to purchase 1.93875 shares of USA common stock, rounded, if necessary, to the nearest whole share of USA common stock.

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

Between June 5 and July 26, 2001, four class action complaints, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, were filed in the United States District Court for the Southern District of New York against the Company, certain of its officers and directors and certain underwriters of the Company’s initial public offering (IPO). On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. Plaintiffs filed an amended complaint on April 20, 2002. The amended complaint alleges that the Company’s prospectus was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of the Company in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges an agreement by the underwriters with the Company to provide positive market analyst coverage for the Company after the IPO that had the effect of manipulating the market for Expedia’s stock. Plaintiffs contend that, as a result of the alleged omissions from the prospectus and alleged market manipulation through the use of analysts, the price of the Company’s stock was artificially inflated between November 9, 1999 and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased stock during that period. On July 15, 2002, the Company and the individual defendants, along with the other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Arguments for and against the motion to dismiss were presented to the court on November 1, 2002. The court denied the Company’s motion on February 19, 2003. Discovery is currently ongoing. The Company intends to vigorously defend against this action.

On September 6, 2002, a complaint was filed with the Superior Court of the State of Washington for King County by Amazon.com Commerce Services, Inc. alleging that the Company breached a May 25, 2001 Linking Agreement between Expedia and Amazon. Amazon alleges that the Company breached the Linking Agreement by failing to make payments due. Amazon also alleges that the Company refused to pay the amounts owed unless Amazon renegotiated the Linking Agreement and despite Amazon’s willingness and ability to continue performing its obligations, and that as a result, the Company is in breach of the duty of good faith and fair dealing implied in every contract. Amazon’s complaint seeks a judgment of approximately $3.7 million, plus prejudgment interest, an award of attorneys’ fees and other unspecified damages. On March 3, 2003, the Company answered Amazon’s complaint, denied its claims and asserted affirmative defenses. The Company also alleged that Amazon failed to perform under the Linking Agreement and we asserted counterclaims for (1) breach of contract, (2) breach of the duty of good faith and fair dealing, (3) violation of the Washington Consumer Protection Act, and (4) declaratory relief. The Company is claiming damages in an amount to be determined at trial, and additionally we are seeking attorneys’ fees and costs and a declaration from the court that

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amazon is in material breach of the Linking Agreement and that we have the right to terminate the term of the Linking Agreement and/or to rescind the Linking Agreement. The court’s case schedule, issued upon filing of the complaint, sets a trial date of February 2, 2004. Discovery is currently ongoing. The Company intends to vigorously defend against Amazon’s claims and prosecute the Company’s counterclaims.

In early June 2002, eight class action complaints were filed in the Superior Court of the State of Washington for King County by plaintiffs purporting to be shareholders of the Company. The lawsuits were filed in response to statements made by USA before the lawsuits were filed regarding USA’s intent to acquire the remaining shares in the Company by commencing an exchange offer. Each of the lawsuits alleged, in essence, that the price that USA stated it intended to offer was too low and that approval of the offer by the Company’s board would constitute a breach of fiduciary duty. On June 27, 2002, the plaintiffs in each of the eight lawsuits filed a joint motion to consolidate the cases into one case. The defendants did not oppose consolidation. On July 17, 2002, the court issued an order consolidating the eight lawsuits. On October 10, 2002, USA announced that it was ending the ongoing process to acquire all of the publicly held shares of the Company. Based on this announcement, the parties entered into a stipulation to dismiss the case. By order dated November 22, 2002, the Court dismissed the litigation without prejudice.

In late March 2003, four class action complaints were filed in the Superior Court of the State of Washington for King County by plaintiffs purporting to be shareholders of Expedia. The lawsuits were filed in response to an announcement on March 19, 2003 by USA and Expedia that they have entered into a merger agreement by which USA, already the majority owner of the Company, would acquire the shares of Expedia it does not currently own in a stock-for-stock transaction. The complaints allege, in essence, that the defendants breached their fiduciary duties to Expedia’s public shareholders by entering into and/or approving a merger agreement, which allegedly does not reflect the true value of Expedia. The complaints seek to enjoin consummation of the transaction or, in the alternative, to rescind the transaction, as well as damages in an unspecified amount. The Company believes the allegations in these lawsuits are without merit and will defend vigorously against them.

The Company is currently conducting an on-going review and interpretation of the tax laws in various state and local jurisdictions surrounding state and local sales and hotel occupancy taxes. The current business practice is that the hotels collect and remit these taxes to the various tax authorities. Consistent with this practice, the Company recovers the taxes from customers and remits the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have stated that they may take the position that the tax is also applicable to the gross profit on merchant hotel transactions and one of them has contacted the Company regarding whether hotel occupancy taxes should be remitted on the Company’s revenues from its merchant hotel transactions. The Company has not paid nor agreed to pay such taxes but has established a reserve for potential payment. An unfavorable outcome of some of all of these matters could have a substantial impact on the Company’s financial position, liquidity, and results of operations.

In addition to the matters discussed above, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of all such matters will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Company has entered into leasing arrangements relating to equipment leases and office spaces which are classified as operating leases. Future minimum lease payments on non-cancelable operating leases are as follows at December 31 (in thousands):

	Property Leases	Equipment Leases	Total Operating Leases
2003	$7,950	$178	$8,128
2004	8,070	119	8,189
2005	6,061	104	6,165
2006	5,111	106	5,217
2007	4,515		4,515
Thereafter	5,591		5,591

	$37,298	$507	$37,805

Rent expense was approximately $8.3 million, $2.6 million, $3.5 million, and $0.8 million for the year ended December 31, 2002, the six-month period ended December 31, 2001, and the years ended June 30, 2001 and 2000, respectively.

14.    Segment Information

As of April 1, 2002, the Company changed its reportable segments to two, North America and International, to reflect a restructuring of its organization. The segment information relating to the six-month period ended December 31, 2001 and the year ended June 30, 2001 and 2000 has been restated to reflect the change in reportable segments. The North America segment generates its revenues from its points-of-sale in the U.S. and Canada. The International segment generates its revenues from its points-of-sale in the U.K., Germany, Belgium, Italy, the Netherlands and France.

Segment information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosures of revenue and operating loss based upon internal accounting methods.

Management evaluates each segment’s performance based upon income or loss from operations. This involves significant allocations of various corporate and overhead expenses across the segments. These allocations are primarily based on transaction volumes and other metrics.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The segment information is as follows (in thousands):

	Year ended December 31,	Six-month period ended December 31,	Year ended June 30,
	2002	2001	2001
Revenues
North America	$553,362	$154,217	$213,985
International	37,236	7,023	8,235

Total	$590,598	$161,240	$222,220

Depreciation and amortization
North America	$38,204	$25,740	$68,106
International	442	462	606

Total	$38,646	$26,202	$68,712

Income (loss) from operations
North America	$119,355	$10,326	$(64,713)
International	(2,496)	(3,937)	(17,931)

Total	$116,859	$6,389	$(82,644)

Assets of the segments are not relevant for management of the business. However, depreciation and amortization expense, excluding amortization of goodwill and intangibles that have been exclusively allocated to the North America segment, has been allocated to the two segments based on a usage metric. There are no reconciling items between the segment information indicated above to the consolidated statements of operations, nor are there any inter-segment revenues.

The Company has allocated revenues from external customers to geographic areas by selling location. The North America segment derives revenues from the Company’s U.S. and Canadian websites and the International segment derives revenues from the Company’s international websites.

15.    Subsequent Events

On February 5, 2003, the Company publicly announced that its Board of Directors had approved a two-for-one stock split in the form of a stock dividend and the repurchase of up to $200 million of the Company’s common stock. Stockholders will receive one additional common share for every share held on the record date of February 24, 2003. The additional shares will be delivered on or about March 10, 2003. References to the number of shares, options and warrants, earnings (losses) per share and other per share amounts in these consolidated financial statements have been adjusted to reflect the split. With respect to the repurchase of the Company’s common stock, the Company may purchase shares from time to time on the open market or through private transactions, depending on market conditions, share price and other factors.

On March 19, 2003, the Company and USA announced that they entered into a merger agreement by which USA would acquire the Expedia shares it does not currently own in a stock-for-stock merger. The Expedia Board of Directors approved the agreement following the unanimous recommendation and approval of an independent Special Committee of the Expedia Board. Under the agreement, Expedia shareholders would receive 1.93875 shares of USA common stock for each share of Expedia stock that they own. In connection with the merger, Expedia warrants and options will be converted into warrants and options to acquire USA common stock. The parties expect that the transaction will generally be tax-free to Expedia shareholders. The merger is subject to certain conditions to closing contained in the merger agreement, which was filed with the SEC on March 19, 2003.

EXPEDIA, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

		Additions
Description	Balance at beginning of period	Charged to cost and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2002
Allowance for doubtful accounts	$1,412	$619	$—	$(172)	$1,859
Credit card chargeback reserve	1,361	57	—	(749)	669

Six-month period ended December 31, 2001
Allowance for doubtful accounts	$513	$922	$200	$(223)	$1,412
Credit card chargeback reserve	2,585	467	—	(1,691)	1,361

Year ended June 30, 2001
Allowance for doubtful accounts	$100	$1,060	$—	$(647)	$513
Credit card chargeback reserve	4,585	1,586	—	(3,586)	2,585

Year ended June 30, 2000
Allowance for doubtful accounts	$100	$—	$—	$—	$100
Credit card chargeback reserve	—	6,946	—	(2,361)	4,585

Exhibit Index

2.1

Amended and Restated Agreement and Plan of Recapitalization and Merger by and among Expedia, Inc., Taipei, Inc., USA Networks, Inc., Microsoft Corporation and Microsoft E-Holdings, Inc., dated as of July 15, 2001.*

2.2	Asset Purchase Agreement by and among Expedia, Inc., Classic Custom Vacations and Classic Vacation Group, Inc., dated as of January 22, 2002.**

2.3	Note Purchase Agreement by and among Expedia, Inc., Classic Vacation Group, Inc., CVG Investment LLC and GV Investment LLC, dated as of January 22, 2002.**

2.4	Agreement and Plan of Merger by and among USA Interactive, Equinox Merger Corp. and Expedia, Inc. dated as of March 18, 2003.++++

3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of Common Stock Certificate.***

4.2	Form of Class B Common Stock Certificate.*

4.3	Form of Shareholder Equity Warrant (included in Exhibit 4.4).

4.4	Form of Shareholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.*

4.5	Form of Optionholder Equity Warrant (included in Exhibit 4.6).

4.6	Form of Optionholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.****

10.1	Hosting Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of August 14, 2001.#

10.2	Amended and Restated Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of December 21, 2001.+

10.3	Agreement to Assign Patent Applications and Royalty Sharing Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 6, 2001.*

10.4	Amended and Restated Map Server License Agreement between Expedia, Inc. and Microsoft Corporation, effective August 15, 2001.#

10.5	Amended and Restated MSN/Expedia Carriage and Cross Promotion Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 29, 2001.#†

10.5.1	Side Letter between Expedia, Inc. and Microsoft Corporation, dated as of July 27, 2001.#†

10.6	Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999.***

10.6.1	Agreement re. Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 9, 2001.*

10.7	CRS Marketing, Services and Development Agreement between Microsoft Corporation and Worldspan, L.P., dated December 15, 1995 and amended as of January 1, 1997, July 1, 1998 and April 1, 1999.***†

10.7.1	Amendment No. 4 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of July 13, 2001.#†

10.7.2	Amendment No. 5 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of October 22, 2001.+††

10.7.3	Amendment No. 6 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of January 1, 2002.+††

10.8	Amended and Restated Development Agreement between Expedia, Inc. and Worldspan, L.P., dated as of June 25, 2001.#†

10.9	Service Agreement between Microsoft Corporation and World Travel Partners, L.P., dated as of October 9, 1996 and amended as of April 1, 1999.***†

10.9.1	Amendment No. 2 to Microsoft Corporation/World Travel Partners Service Agreement, effective July 1, 2000.##†

10.9.2	Amendment No. 3 to Microsoft Corporation/World Travel Partners Service Agreement, effective March 1, 2002.+††

10.10	Expedia, Inc. 1999 Amended and Restated Stock Option Plan.###

10.11	Expedia, Inc. 1999 Amended and Restated Employee Stock Purchase Plan.#

10.12	Expedia, Inc. 1999 Directors’ Stock Option Plan.***

10.13	Expedia, Inc. Amended and Restated 2001 Stock Plan.

10.14	Employment Agreement between Expedia, Inc. and Richard N. Barton, dated as of February 7, 2002.+

10.15	Employment Agreement between Expedia, Inc. and Gregory S. Stanger, dated as of February 7, 2002.+

10.16

Form of Employment Agreement between Expedia, Inc. and each of David Beitel, Byron Bishop, Mark Britton, Michael Day, Kathleen Dellplain, Dhiren Fonseca, Lloyd Frink, Allyson Henry, Robert Hohman, and Howard Mendelsohn, each dated as of February 4, 2002.+

10.17	Common Stock Purchase Agreement between Expedia, Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P., dated as of June 25, 2000.####

10.18	Common Stock Purchase Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 25, 2000.####

10.19	Travelscape Office Lease and assignment thereto dated as of August 1, 2000.##

10.20	Form of Registration Rights Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 4, 2002.*

10.21	Terms of NLG Call Option between Expedia, Inc. and USA Networks, Inc.*

10.22	Terms of Travel Channel Option between Expedia, Inc. and USA Networks, Inc.*

10.23	Terms of Media Arrangements in USA Media, LLC between Expedia, Inc. and USA Networks, Inc.*

10.24	Stock Purchase Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 20, 2002.+

10.25	Office Lease between EOP-Sunset North Bellevue, LLC and Expedia, Inc. +++

10.26	Employment Agreement between Expedia, Inc. and Ronald M. Letterman, dated January 22, 2002. ++

10.27	Amended and Restated Employment Agreement, dated as of July 9, 2002, between Expedia, Inc. and Erik C. Blachford.

10.28	Resignation Agreement, dated as of February 5, 2003, between Expedia, Inc. and Richard N. Barton.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (contained in the signature page hereto)

99.1	Certification of Richard N. Barton Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Gregory S. Stanger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-4 filed November 9, 2001 and incorporated herein by reference.
**	Previously filed as an exhibit to Expedia’s Schedule 13D filed February 12, 2002 and incorporated herein by reference.
***	Previously filed as an exhibit to Expedia’s Form S-1 filed September 23, 1999 and incorporated herein by reference.
****	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-3 filed December 4, 2001 and incorporated herein by reference.
#	Previously filed as an exhibit to Expedia’s Form 10-K filed August 22, 2001 and incorporated herein by reference.
##	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2000 and incorporated herein by reference.
###	Previously filed as an exhibit to Expedia’s post-effective Amendment No. 1 to Form S-8 filed November 9, 2001 and incorporated herein by reference.
####	Previously filed as an exhibit to Expedia’s Form 8-K filed September 15, 2001 and incorporated herein by reference.
+	Previously filed as an exhibit to Expedia’s Transition Report on Form 10-K for the transition period from July 1, 2001 to December 31, 2001, filed on April 1, 2002 and incorporated herein by reference.
++	Previously filed as an exhibit to Expedia’s Form 10-Q filed May 15, 2002 and incorporated herein by reference
+++	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2002 and incorporated herein by reference
++++	Previously filed as an exhibit to Expedia’s Form 8-K filed March 19, 2003 and incorporated by reference.
†	Confidential treatment granted for portions of this agreement pursuant to Rule 406 of the Securities Act or Rule 24(b)(2) of the Exchange Act.
††	Confidential treatment requested for portions of this agreement pursuant to Rule 24(b)(2) of the Exchange Act.