Form 10-K/A
period 2002-12-31
EXPEDIA INC
filed 2003-04-30
CIK 1095357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

We have based all of our forward-looking statements on information available to us on the date of the annual report on Form 10-K filed on March 31, 2003, and we are not obligated to update any of these forward-looking statements. You should note that our actual results could differ materially from the forward-looking statements.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend the Form 10-K filed on March 31, 2003 to:

(1)  Include Part III of Form 10-K/A.

Expedia has included the information set forth in Items 10, 11, 12 and 13 of Part III hereof which formerly had been contemplated to be incorporated by reference from Expedia’s definitive Proxy Statement for Expedia’s 2003 annual meeting of shareholders to be filed with the Securities and Exchange Commission. The Company has not yet determined a date for the annual meeting of shareholders.

(2)  Restate financial statements.

In April 2003, the Company became aware of an error in the computation of amortization of stock-based compensation expense for the year ended June 30, 2000, related to stock options granted on the completion of its initial public offering in place of the cancelled unvested Microsoft options. Subsequent periods (year ended June 30, 2001, six-month period ended December 31, 2001, and the year ended December 31, 2002) were affected by the impact of the error.

The effect of the restatements for the year ended December 31, 2002, the six-month period ended December 31, 2001, and for the years ended June 30, 2001 and 2000 is as follows (in thousands, except per share amounts):

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
Recognition of stock-based compensation:
As previously reported	$6,562	$5,988	$31,183	$60,689

Restated	$2,884	$4,367	$30,228	$70,051

Net income (loss):
As previously reported	$66,315	$472	$(78,053)	$(118,315)

Restated	$69,993	$2,093	$(77,098)	$(127,677)

Basic net income (loss) per common share:
As previously reported	$0.59	$0.00	$(0.83)

Restated	$0.62	$0.02	$(0.82)

Diluted net income (loss) per common share:
As previously reported	$0.52	$0.00	$(0.83)

Restated	$0.55	$0.02	$(0.82)

Pro forma basic and diluted net loss per common share:
As previously reported				$(1.55)

Restated				$(1.68)

Selected Financial Data (Item 6), Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the Consolidated Financial Statements, including the Notes to Consolidated Financial Statements (Item 15), have been revised to reflect the impact of the restatement. For additional information regarding the restatement, see “Note 16 to Consolidated Financial Statements” included in Part IV, Item 15.

(3)  Add Exhibit 10.29.

Except for the addition of the information in Part III hereof and the addition of Exhibit 10.29, this amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement and to make non-substantive revisions to the Notes to the Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data in this amended report has been restated for all periods presented, except for years ended June 30, 1999 and 1998 (see Note 16 to Consolidated Financial Statements) and should be read together with our financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. In February 2002, Expedia changed its fiscal year from June 30 to December 31. The statement of operations data for the year ended December 31, 2002, the six-month period ended December 31, 2001, and for the years ended June 30, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001, are derived from our audited financial statements and are included elsewhere in this annual report. The statement of operations data for the years ended June 30, 1999 and 1998 and the balance sheet data as of June 30, 2001, 2000, 1999, and 1998 are derived from audited financial statements not included herein.

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002 (restated)	2001 (restated)	2001 (restated)	2000 (restated)	1999		1998
	(in thousands, except per share amounts)
Statement of Operations Data:
Merchant revenues	$339,137	$68,423	$64,548	$10,912	$		$
Agency revenues	231,817	81,545	122,987	59,534		24,677		6,866
Advertising and other revenues	19,644	11,272	34,685	24,185		14,022		6,961

Revenues	590,598	161,240	222,220	94,631		38,699		13,827

Cost of merchant revenues	98,770	19,325	17,567	3,369
Cost of agency revenues	87,771	31,287	53,427	34,136		14,548		8,996
Cost of advertising and other revenues	2,726	1,555	3,280	2,643		1,402		696

Cost of revenues	189,267	52,167	74,274	40,148		15,950		9,692

Gross profit	401,331	109,073	147,946	54,483		22,749		4,135

Operating expenses	255,893	76,887	137,381	96,599		42,351		33,613
Operating expenses—non-cash	24,901	24,176	92,254	87,914

Total operating expenses	280,794	101,063	229,635	184,513		42,351		33,613

Income (loss) from operations	120,537	8,010	(81,689)	(130,030)		(19,602)		(29,478)
Net interest income and other	11,276	2,543	4,591	2,353
Share of joint venture net loss	(711)	(769)
USA merger related expense	(11,566)	(7,691)

Income (loss) before provision for income taxes	119,536	2,093	(77,098)	(127,677)		(19,602)		(29,478)
Provision for income taxes	(49,543)

Net income (loss)	$69,993	$2,093	$(77,098)	$(127,677)		$(19,602)		$(29,478)

Net income (loss) per share:
Basic	$0.62	$0.02	$(0.82)
Diluted	$0.55	$0.02	$(0.82)
Pro forma basic and diluted				$(1.68)		$(0.30)
Weighted average number of shares outstanding:
Basic	113,072	102,342	94,420
Diluted	127,972	124,384	94,420
Pro forma basic and diluted				76,088		66,000

Balance Sheet Data:
Cash and cash equivalents	$218,219	$238,374	$182,161	$60,670	$		$
Working capital	270,945	116,487	96,147	20,122		1,390		4,814
Total assets	859,913	404,555	389,844	273,050		5,756		8,333
Deferred merchant bookings	149,348	52,965	80,326	14,424
Unearned revenues	4,772	1,574	1,545	9,696		6,215		7,963
Long-term liabilities, net of current portion			1,303	4,557		3,851		5,820
Accumulated deficit						(86,764)		(67,162)
Retained deficit	(128,328)	(198,261)	(200,327)	(123,172)
Total stockholders’ equity (owner’s net deficit)	486,006	249,101	230,999	207,496		(1,675)		(92)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this annual report.

As discussed in the explanatory note at the beginning of this report, and also in Note 16 to the Consolidated Financial Statements included in this report, Expedia has restated its consolidated financial statements for the year ended December 31, 2002, the six-month period ended December 31, 2001, and for the years ended June 30, 2001 and 2000. The following discussion has been revised to reflect the results of such restatement. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under “Factors That May Impact Future Results of Operations.” All share numbers and share prices in the following sections have been adjusted to reflect our 2-for-1 stock split effective March 10, 2003.

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenues.

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002 (restated)	2001 (restated)	2001 (restated)	2000 (restated)
Statement of Operations Data:
Merchant revenues	58%	42%	29%	11%
Agency revenues	39	51	55	63
Advertising and other revenues	3	7	16	26

Revenues	100	100	100	100

Cost of merchant revenues	17	12	8	4
Cost of agency revenues	15	19	24	36
Cost of advertising and other revenues	1	1	1	2

Cost of revenues	33	32	33	42

Gross profit	67	68	67	58

Operating expenses:
Product development	6	8	11	22
Sales and marketing	29	30	41	69
General and administrative	7	9	10	11
Amortization of goodwill			9	6
Amortization of intangible assets	4	12	19	13
Recognition of stock-based compensation	1	3	14	74

Total operating expenses	47	62	104	195

Income (loss) from operations	20	6	(37)	(137)
Net interest income and other	2	2	2	2
Share of joint venture net loss
USA merger related expense	(2)	(6)

Income (loss) before provision for income taxes	20	2	(35)	(135)
Provision for income taxes	(8)

Net income (loss)	12	2	(35)	(135)

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

Cost of Revenues and Gross Profit

	Year ended December 31,	Twelve-month period ended December 31,
	2002	2001	% Change
	($ in thousands)
Cost of merchant revenues	$98,770	$28,813	243%
Cost of agency revenues	87,771	61,357	43%
Cost of advertising and other revenues	2,726	3,245	(16)%

Cost of revenues	$189,267	$93,415	103%

% of revenues	33%	31%

Gross profit	$401,331	$203,521	97%
% of revenues	68%	69%

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

Recognition of Stock-Based Compensation

	Year ended December 31,	Twelve-month period ended December 31,	% Change (restated)
	2002 (restated)	2001 (restated)
	($ in thousands)
Recognition of stock-based compensation	$2,884	$13,785	(79)%
% of revenues	1%	5%

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

Stock-based compensation for the years ended December 31, 2002 and 2001 was  $2.9 million and $13.8 million, representing 2% and 5% of net revenues, respectively. The decrease is due to amortizing the expense utilizing the accelerated method over the vesting period of each individual grant. The accelerated method results in higher amortization amounts during the beginning of the amortization period.

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

Recognition of Stock-Based Compensation

	Six-month period ended December 31,
	2001 (restated)	2000 (restated)	% Change (restated)
	($ in thousands)
Recognition of stock-based compensation	$4,367	$20,809	(79)%
% of revenues	3%	24%

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

Recognition of Stock-Based Compensation

	Years ended June 30,
	2001 (restated)	2000 (restated)	% Change (restated)
	($ in thousands)
Recognition of stock-based compensation	$30,228	$70,051	(57)%
% of revenues	14%	74%

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

Quarterly Unaudited Results of Operations

The quarterly operating results have been restated for all periods presented as discussed in the explanatory note at the beginning of this report and Note 16 to the Consolidated Financial Statements included in this amended report.

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

	Dec. 31, 2002 (restated)	Sept. 30, 2002 (restated)	Jun. 30, 2002 (restated)	Mar. 31, 2002 (restated)	Dec. 31, 2001 (restated)	Sept. 30, 2001 (restated)	Jun. 30, 2001 (restated)	Mar. 31, 2001 (restated)
	(in thousands, except per share amounts)
Merchant revenues	$97,307	$98,453	$85,727	$57,650	$34,321	$34,102	$25,886	$14,294
Agency revenues	62,781	62,495	54,800	51,741	42,266	39,279	43,900	33,349
Advertising and other revenues	3,824	4,854	4,351	6,615	5,175	6,097	8,688	9,579

Revenues	163,912	165,802	144,878	116,006	81,762	79,478	78,474	57,222

Cost of merchant revenues	28,082	29,561	26,334	14,793	9,816	9,509	6,409	3,079
Cost of agency revenues	23,237	24,574	20,457	19,503	15,310	15,977	15,850	14,220
Cost of advertising and other revenues	696	585	597	848	754	801	904	786

Cost of revenues	52,015	54,720	47,388	35,144	25,880	26,287	23,163	18,085

Gross profit	111,897	111,082	97,490	80,862	55,882	53,191	55,311	39,137

Operating expenses:
Product development	10,343	9,310	8,152	8,727	6,443	7,209	7,261	6,289
Sales and marketing	47,503	49,206	41,213	34,836	22,287	26,071	26,599	24,783
General and administrative	14,269	12,548	11,545	8,241	8,696	6,181	6,647	5,240
Amortization of goodwill							5,921	4,788
Amortization of intangible assets	4,538	4,493	4,218	8,768	9,905	9,904	9,509	10,744
Recognition of stock-based compensation	337	366	575	1,606	1,493	2,874	3,249	6,169

Total operating expenses	76,990	75,923	65,703	62,178	48,824	52,239	59,186	58,013

Income (loss) from operations	34,907	35,159	31,787	18,684	7,058	952	(3,875)	(18,876)
Net interest income and other	3,701	2,407	2,485	2,683	1,214	1,329	215	1,566
Share of joint venture net loss	(193)	(120)	(151)	(247)	(769)
USA merger related expense	(729)	(977)		(9,860)	(1,350)	(6,341)

Income (loss) before provision for income taxes	37,686	36,469	34,121	11,260	6,153	(4,060)	(3,660)	(17,310)
Provision for income taxes	(15,436)	(15,434)	(14,059)	(4,614)

Net income (loss), restated	$22,250	$21,035	$20,062	$6,646	$6,153	$(4,060)	$(3,660)	$(17,310)

Net income (loss), previously reported	$21,435	$20,069	$19,096	$5,715	$5,222	$(4,750)	$(4,350)	$(17,618)

Net income (loss) per common share, restated:
Basic	$0.19	$0.18	$0.18	$0.06	$0.06	$(0.04)	$(0.04)	$(0.18)

Diluted	$0.17	$0.17	$0.15	$0.05	$0.05	$(0.04)	$(0.04)	$(0.18)

Net income (loss) per common share, previously reported:
Basic	$0.18	$0.18	$0.17	$0.05	$0.05	$(0.05)	$(0.04)	$(0.18)

Diluted	$0.17	$0.16	$0.15	$0.05	$0.04	$(0.05)	$(0.04)	$(0.18)

Weighted average number of shares outstanding:
Basic	116,414	114,406	112,884	108,558	104,020	100,638	98,028	95,582

Diluted	129,612	125,522	129,692	122,848	123,890	100,638	98,028	95,582

	Dec. 31, 2002	Sept. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	Jun. 30, 2001	Mar. 31, 2001
	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenues	32	33	33	30	32	33	30	32

Gross profit	68	67	67	70	68	67	70	68

Operating expenses:
Product development	6	5	6	8	8	9	9	11
Sales and marketing	28	29	28	30	27	33	34	43
General and administrative	9	8	8	7	11	8	8	9
Amortization of goodwill							8	8
Amortization of intangible assets	3	3	3	8	12	13	12	20
Recognition of stock-based compensation				1	2	4	4	11

Total operating expenses	46	45	45	54	60	67	75	102

Income (loss) from operations	22	22	22	16	8		(5)	(34)
Net interest income and other	2	1	2	2	1	2		3
Share of joint venture net loss					(1)
USA merger related expense		(1)		(8)	(1)	(8)

Income (loss) before provision for income taxes	24	22	24	10	7	(6)	(5)	(31)
Provision for income taxes	(9)	(9)	(10)	(4)

Net income (loss)	15	13	14	6	7	(6)	(5)	(31)

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a)	Executive Officers

Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I “Business—Executive Officers.”

b)	Directors

The following is a current list of the Board of Directors of Expedia.

Name	Age	Capacity
Michael Adler	39	Director
Erik C. Blachford	36	President, Chief Executive Officer and Director
Thomas C. Breitling	33	Director
Anne M. Busquet	53	Director
Barry Diller	61	Chairman of the Board
David Ellen	38	Director
Jay C. Hoag (1)(2)	44	Director
Reed Hundt (1)(2)	55	Director
Victor Kaufman	59	Director
Dara Khosrowshahi	33	Director
Gregory B. Maffei (1)(2)	42	Director
Daniel Marriott	34	Director
Gregory S. Stanger	38	Senior Vice President, Chief Financial Officer and Director

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee

Michael Adler has served as a director of Expedia since September 2002. Mr. Adler has served as the Vice President of Financial Analysis and Operational Reporting at USA Interactive (“USA”) since February 2002. He joined USA in May 2001 as Senior Vice President, Finance and Administration, for USA’s Information and Services Group. He has also served as Chief Financial Officer of Styleclick, Inc. (“Styleclick”), a majority owned subsidiary of USA, since April 2002, and as Chief Executive Officer, Chief Operating Officer and a member of the Styleclick Board of Directors since May 2002. Prior to joining USA, Mr. Adler held a number of positions, including Chief Financial Officer and General Counsel for SchoolSports, Inc. from September 1999 to April 2001 and Vice President and General Counsel for Cheyenne Software, Inc. from 1993 to 1996, both in New York. Prior to that, Mr. Adler practiced law with Feldman, Waldman & Kline in San Francisco.

Erik C. Blachford joined Expedia in 1995. He has served in various capacities at Expedia and prior to his current position of President and Chief Executive Officer effective April 1, 2003, he was President of Expedia North America. Previously, he served as General Manager at Kroll Travel Watch, a travel information services division of Kroll Associates Inc. from 1994 to 1995. Prior to that, he held various marketing and new product development positions at Butterfield & Robinson Travel Inc. between 1989 and 1992.

Thomas C. Breitling has served as a director of Expedia since February 2002. Since December 2001, Mr. Breitling has served as the President and Chief Executive Officer of Breitling Ventures, a private investment firm. Mr. Breitling was the President of Travelscape, Inc., a wholly owned subsidiary of Expedia, from March 2000 to December 2001. Prior to that, Mr. Breitling co-founded Travelscape.com, Inc. and served as its Chief Operating Officer from March 1998 through March 2000, the closing of the acquisition of Travelscape by Expedia. In 1993, Mr. Breitling joined Las Vegas Reservation Systems, Inc., the precursor of Travelscape.com, Inc., and served as its Vice President until he co-founded Travelscape in March 1998.

Anne M. Busquet has been a director of Expedia since January 2003. Since 1999, Ms. Busquet has served as a director of USA, the parent company of Expedia. Ms. Busquet is President of USA’s Travel Services group, and was formerly President of AMB Advisors, LLC, an independent consulting firm. Previously, she was at American Express for 23 years in diverse executive positions. She was President, Interactive Services and New Businesses Division of American Express from July 2000 to April 2001. She was President of American Express Relationship Services Division from October 1995 to July 2000 and Executive Vice President of American Express’ Consumer Card Group since November 1993. Ms. Busquet has an MBA from Columbia University and a Bachelor’s of Science degree in Hotel Administration from Cornell University. Ms. Busquet also serves as a director of Hotels.com.

Barry Diller has served as Chairman of the Board of Directors of Expedia since February 2002. Since August 1995, Mr. Diller has been a director and the Chairman and Chief Executive Officer of USA (or its predecessors), the parent company of Expedia. He was Chairman of the Board and Chief Executive Officer of QVC, Inc. from December 1992 through December 1994. From 1984 to 1992, Mr. Diller served as the Chairman of the Board and Chief Executive Officer of Fox, Inc. Prior to joining Fox, Inc., Mr. Diller served for 10 years as Chairman of the Board and Chief Executive Officer of Paramount Pictures Corporation. Mr. Diller also serves as a director of Hotels.com, The Washington Post Company and The Coca-Cola Company. He also serves on the Board of the Museum of Television and Radio, Conservation International and 13/WNET. In addition, Mr. Diller is a member of the Board of Councilors for the University of Southern California’s School of Cinema-Television, the New York University Board of Trustees, the Tisch School of the Arts Dean’s Council and the Executive Board for the Medical Sciences of University of California, Los Angeles.

David Ellen has served as a director of Expedia since September 2002. Mr. Ellen has served as Deputy General Counsel for USA since July 2001 and is a director of Hotels.com. Prior to joining USA, Mr. Ellen served as General Counsel at Eureka Broadband Corporation from March 2000 to June 2001. He also previously served as senior counsel at Cablevision Systems Corporation from September 1997 to March 2000, as well as special counsel at the Federal Communications Commission from November 1995 to July 1997. Mr. Ellen was a law clerk for Judge (now Justice) Ruth Bader Ginsburg on the U.S. Court of Appeals for the D.C. Circuit, for Judge (now Justice) Stephen Breyer on the U.S. Court of Appeals for the First Circuit, and for Justice Sandra Day O’Connor on the U.S. Supreme Court.

Jay C. Hoag has served as a director of Expedia since August 2000. Since June 1995, Mr. Hoag has been a General Partner of Technology Crossover Ventures, a venture capital firm. Mr. Hoag serves on the Board of Directors of eLoyalty Corporation, Netflix, Inc., Altiris, Inc. and a privately held company.

Reed Hundt has served as a director of Expedia since March 2002. Since 1998, Mr. Hundt has served as Senior Advisor on information industries to McKinsey & Company, a worldwide management consulting firm. Mr. Hundt has also been special advisor to the Blackstone Group, a private equity firm, since 2000, and a venture partner at Benchmark Capital, a venture capital firm that specializes in investments in high-tech companies, since 1999. From 1993 to 1997, Mr. Hundt served as Chairman of the FCC. Prior to his position as Chairman of the FCC, Mr. Hundt was a partner at the law firm of Latham & Watkins in Washington, D.C. Mr. Hundt also serves as a director of Allegiance Telecom, Inc. and Intel Corp.

Victor Kaufman has served as a director of Expedia since February 2002. Mr. Kaufman has been Vice Chairman of USA since October 1999. Previously, Mr. Kaufman served in the Office of the Chairman for USA since January 1997 and as Chief Financial Officer of USA since November 1997. Prior to that time, he served as Chairman and Chief Executive Officer of Savoy Pictures Entertainment, Inc. (“Savoy”) since March 1992 and as a director of Savoy since February 1992. Mr. Kaufman was the founding Chairman and Chief Executive Officer of Tri-Star Pictures, Inc. from 1983 until December 1987, at which time he became President and Chief Executive Officer of Tri-Star’s successor company, Columbia Pictures Entertainment, Inc. He resigned from these positions at the end of 1989 following the acquisition of Columbia by Sony USA, Inc. Mr. Kaufman joined Columbia in 1974 and served in a variety of senior positions at Columbia and its affiliates prior to the founding of Tri-Star. Mr. Kaufman also serves as a director of USA and Hotels.com.

Dara Khosrowshahi has served as a director of Expedia since February 2002. Mr. Khosrowshahi has been Executive Vice President and Chief Financial Officer of USA since January 2002 and had previously been Executive Vice President, Operations and Strategic Planning of USA since July 2000. From August 1999 to July 2000, Mr. Khosrowshahi served as President, USA Networks Interactive, a division of USA. Mr. Khosrowshahi joined USA in 1998 as Vice President of Strategic Planning, and was later promoted to Senior Vice President in May 1999. Prior to joining USA, Mr. Khosrowshahi worked at Allen & Company Incorporated from 1991 to 1998 where he served as Vice President from 1995 to 1998. Mr. Khosrowshahi also serves as a director of BET.com and Hotels.com.

Gregory B. Maffei has served as a director of Expedia since 1999 and served as Chairman of the Board of Directors of Expedia from 1999 to February 2002. Mr. Maffei also serves as Chairman and Chief Executive Officer of 360networks Corporation, and has served as CEO since 2000. From 1997 until January 2000, he was the Senior Vice President, Finance & Administration and Chief Financial Officer of Microsoft. Previously, Mr. Maffei has held a number of positions at Microsoft, including Vice President of Corporate Development, Treasurer, and Director, Business Development & Investments. Prior to joining Microsoft in 1993, he was with Citicorp Venture Capital and Dillon Read. Mr. Maffei serves as a director of aQuantive and Starbucks Coffee Company.

Daniel Marriott has served as a director of Expedia since February 2002. Mr. Marriott has served as Senior Vice President, Strategic Planning for USA since March 2002. Prior to this, he served as Executive Vice President, Corporate Strategy and Development of Ticketmaster from January 2000 to March 2002 and also served concurrently as President of Citysearch since October 2001. Prior to holding such positions, Mr. Marriott served as Executive Vice President, Business Development of Ticketmaster from February 1999 to December 1999 and Executive Vice President, Product Development and Marketing of Ticketmaster from August 1997 to January 1999. Prior to joining Ticketmaster, Mr. Marriott was employed by PepsiCo for approximately seven years, most recently in the position of Senior Product Manager for PepsiCo’s Frito-Lay division. Mr. Marriott also serves as a director of Hotels.com.

Gregory S. Stanger has served as a director of Expedia since February 2002. Mr. Stanger joined Expedia in 1999 as Vice President and Chief Financial Officer. Prior to joining Expedia, he served as Senior Director, Corporate Development at Microsoft from 1998 to 1999. Mr. Stanger held various positions in Microsoft’s corporate development department from 1993 to 1998, and elsewhere within Microsoft’s finance organization from 1991 to 1993. Prior to joining Microsoft, Mr. Stanger worked in investment banking with PaineWebber from 1987 to 1989. Mr. Stanger also serves as a director of drugstore.com, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, Expedia’s directors, executive officers and any persons holding more than ten percent of Expedia’s common stock are required to report to the SEC and Nasdaq their initial ownership of Expedia’s stock and any subsequent changes in that ownership. Based on a review of Forms 3, 4 and 5 under the Securities Exchange Act furnished to Expedia, Expedia believes that during the year ended December 31, 2002, Expedia’s directors, officers and holders of more than 10% of Expedia’s common stock filed all Section 16(a) reports on a timely basis.

ITEM 11.    EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

Summary Compensation Table

The following table discloses compensation for the year ended December 31, 2002, six-month period ended December 31, 2001 and fiscal years ended June 30, 2001 and 2000 by our Named Executive Officers. The amounts in the following table have been adjusted for the two-for-one stock split effected on March 10, 2003. Annual compensation includes amounts deferred at the officer’s election.

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Restricted Stock Awards ($)(6)	Shares Underlying Options (#)(3)		All Other Compensation ($)
Richard N. Barton	2002	$253,814	$277,917	$1,362,750	750,000	(7)	$—
President, Chief Executive Officer and Director	(4)	102,917	56,250		250,000		—
	2001	183,333	166,500		450,000		—
	2000	161,078	64,500		200,000		—

Erik C. Blachford	2002	157,831	154,500		140,000	(8)	—
President, Expedia North America	(4)	79,483	69,500		100,000		—
	2001	127,400	90,000		130,000		—
	2000	109,750	22,400		177,750		—

Simon J. Breakwell	2002	187,917	141,474		35,000	(9)	—
Senior Vice President and Managing Director, Expedia Europe	(4)	89,079	68,561		50,000		121,084	(5)
	2001	162,505	70,000		126,000		109,995
	2000	121,042	36,000		63,482		—

Ronald Letterman(1)	2002	198,515	325,000		50,000		—
Senior Vice President and President, Classic Custom Vacations

Gregory S. Stanger	2002	161,893	142,500	545,100	135,000	(10)	—
Senior Vice President, Chief Financial Officer and Director	(4)	80,612	67,500		100,000		—
	2001	141,069	90,000		136,000		—
	2000	124,904	31,772		101,572		—

(1)	Mr. Letterman became an executive officer of the Company on March 9, 2002, when Expedia acquired substantially all of the assets of Classic Custom Vacations.

(2)	Reflects bonuses earned during each respective period.

(3)	The amounts stated for 2000 reflect: (i) the number of Expedia options received by each Named Executive officer in exchange for Microsoft options granted in that fiscal year; plus (ii) the number of Expedia options received by each Named Executive Officer in that fiscal year.

(4)	For the six-month period ended December 31, 2001.

(5)	Expenses paid by the Company in connection with the executive’s relocation.

(6)	Reflects restricted stock awards of 50,000 and 20,000 (as adjusted for our 2:1 stock split) granted to Richard N. Barton and Gregory S. Stanger, respectively, pursuant to an employment agreement signed in February 2002. Values are based on the closing market price of Expedia stock on the date of grant. Vesting on these restricted awards is 100% in February 2005. As of March 31, 2003, Richard Barton resigned and forfeited his restricted stock awards. The value of the outstanding restricted stock at year end, based on the closing price of the restricted stock on December 31, 2002, was $1,673,250 for Mr. Barton and $669,300 for Mr. Stanger.

(7)	Excludes options to purchase 200,000 shares of USA common stock granted to Mr. Barton on February 4, 2002. Excludes warrants to purchase 438,018 shares of Expedia common stock granted to Mr. Barton on February 4, 2002 in connection with the USA acquisition of control.

(8)	Excludes options to purchase 30,000 shares of USA common stock granted to Mr. Blachford on February 4, 2002. Excludes warrants to purchase 93,366 shares of Expedia common stock granted to Mr. Blachford on February 4, 2002 in connection with the USA acquisition of control.

(9)	Excludes options to purchase 30,000 shares of USA common stock granted to Mr. Breakwell on February 4, 2002. Excludes warrants to purchase 54,960 shares of Expedia common stock granted to Mr. Breakwell on February 4, 2002 in connection with the USA acquisition of control.

(10)	Excludes options to purchase 100,000 shares of USA common stock granted to Mr. Stanger on February 4, 2002. Excludes warrants to purchase 178,254 shares of Expedia common stock granted to Mr. Stanger on February 4, 2002 in connection with the USA acquisition of control.

Compensation Pursuant to Stock Options

The following table provides information as of December 31, 2002 on option grants in the year ended December 31, 2002 to the Named Executive Officers. The amounts in the following table have been adjusted for the two-for-one stock split effective on March 10, 2003.

	Options Grants for Year Ended December 31, 2002
	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
	Number of Securities Underlying Options Granted (#)(1)	Percentage of Total Options Granted to Employees (2)	Exercise Price ($/Share)	Expiration Date
Name					5% ($)	10% ($)
Richard N. Barton(4)	750,000	12.4%	$27.26	2/04/2012	$12,855,392	$32,578,088
Erik C. Blachford(5)	100,000	1.7%	21.67	1/16/2009	881,983	2,055,396
	40,000	0.7%	29.03	7/09/2012	730,272	1,850,654
Simon J. Breakwell(6)	35,000	0.6%	29.03	7/09/2012	638,988	1,619,322
Ronald Letterman	30,000	0.5%	29.03	7/09/2012	547,704	1,387,990
	20,000	0.3%	32.00	3/11/2012	402,493	1,019,995
Gregory S. Stanger(7)	100,000	1.7%	27.26	2/04/2012	1,714,052	4,343,745
	35,000	0.6%	29.03	7/09/2012	638,988	1,619,322

(1)	The amounts in this column reflect the number of Expedia options received by each Named Executive Officer in the year ended December 31, 2002. All of the above stock options were granted pursuant to the 2001 Stock Plan. The options vest over a four-year period with one-quarter of the option vesting on the first anniversary of the date of grant and the remaining options vesting in monthly intervals thereafter. The exercise prices were based on the fair market value of the shares determined in accordance with the plan. Options terminate ten years after the date of grant or three months following termination of the optionee’s employment (twelve months in the case of a termination due to death or disability), whichever occurs earlier.

(2)	The amounts in this column represent grants made in the year ended December 31, 2002; we granted to our employees options covering approximately 6,054,000 shares of our common stock.

(3)	The dollar amounts under these columns result from calculating 5% and 10% assumed appreciation rates and, therefore, are not intended to forecast possible future appreciation, if any, of the price of Company common stock.

(4)

Excludes options to purchase 200,000 shares of USA common stock granted to Mr. Barton on February 4, 2002. Such options (a) represent 7.7% of the total options to purchase USA common stock granted to employees of USA and its subsidiaries in 2002, (b) have a per share exercise price of $28.83 and (c) expire on February 4,

2012. The potential realizable value of these options at assumed annual rates of USA stock price appreciation for the option term of 5% and 10% would be $3,626,206 and $9,189,519, respectively. Excludes warrants to purchase 438,018 shares of Expedia common stock granted to Mr. Barton on February 4, 2002 in connection with the USA acquisition of control. Such warrants (a) have a per share exercise price of $26 and (b) expire on February 4, 2009. The potential realizable value of these warrants at assumed annual rates of Expedia stock price appreciation for the warrant term of 5% and 10% would be $4,636,250 and $10,804,434, respectively.

(5)	Excludes options to purchase 30,000 shares of USA common stock granted to Mr. Blachford on February 4, 2002. Such options (a) represent 1.1% of the total options to purchase USA common stock granted to employees of USA and its subsidiaries in 2002, (b) have a per share exercise price of $28.83 and (c) expire on February 4, 2012. The potential realizable value of these options at assumed annual rates of USA stock price appreciation for the option term of 5% and 10% would be $543,931 and $1,378,428, respectively. Excludes warrants to purchase 93,366 shares of Expedia common stock granted to Mr. Blachford on February 4, 2002 in connection with the USA acquisition of control. Such warrants (a) have a per share exercise price of $26 and (b) expire on February 4, 2009. The potential realizable value of these warrants at assumed annual rates of Expedia stock price appreciation for the warrant term of 5% and 10% would be $988,243 and $2,303,026, respectively.

(6)	Excludes options to purchase 30,000 shares of USA common stock granted to Mr. Breakwell on February 4, 2002. Such options (a) represent 1.1% of the total options to purchase USA common stock granted to employees of USA and its subsidiaries in 2002, (b) have a per share exercise price of $28.83 and (c) expire on February 4, 2012. The potential realizable value of these options at assumed annual rates of USA stock price appreciation for the option term of 5% and 10% would be $543,931 and $1,378,428, respectively. Excludes warrants to purchase 54,960 shares of Expedia common stock granted to Mr. Breakwell on February 4, 2002 in connection with the USA acquisition of control. Such warrants (a) have a per share exercise price of $26 and (b) expire on February 4, 2009. The potential realizable value of these warrants at assumed annual rates of Expedia stock price appreciation for the warrant term of 5% and 10% would be $581,730 and $1,355,679, respectively.

(7)	Excludes options to purchase 100,000 shares of USA common stock granted to Mr. Stanger on February 4, 2002. Such options (a) represent 3.8% of the total options to purchase USA common stock granted to employees of USA and its subsidiaries in 2002, (b) have a per share exercise price of $28.83 and (c) expire on February 4, 2012. The potential realizable value of these options at assumed annual rates of USA stock price appreciation for the option term of 5% and 10% would be $1,813,103 and $4,594,760, respectively. Excludes warrants to purchase 178,254 shares of Expedia common stock granted to Mr. Stanger on February 4, 2002 in connection with the USA acquisition of control. Such warrants (a) have a per share exercise price of $26 and (b) expire on February 4, 2009. The potential realizable value of these warrants at assumed annual rates of Expedia stock price appreciation for the warrant term of 5% and 10% would be $1,886,749 and $4,396,928, respectively.

Aggregated Option Exercises and Option Values

The following table provides information regarding Expedia stock options exercised by the Named Executive Officers during the year ended December 31, 2002 and exercisable and unexercisable Expedia stock options held by them as of December 31, 2002. The “value realized” figures are based on the fair market value of Expedia’s common stock at the exercise date, minus the per share exercise price, multiplied by the number of options exercised. The “value of unexercised in-the-money options” figures in the right hand column are based on the fair market value of Expedia’s common stock at December 31, 2002, of $33.47 per share, minus the per share exercise price of the applicable option, multiplied by the number of shares issuable upon exercise of the option. The amounts in the following table have been adjusted for the two-for-one stock split effected on March 10, 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 12/31/02 (#)		Value of Unexercised In-the-Money Options at 12/31/02 ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard N. Barton(1)	743,838	$22,495,773	260,896	2,076,610	$6,359,662	$39,551,218
Erik C. Blachford(2)	136,314	4,053,849	99,410	390,566	2,386,059	6,613,690
Simon J. Breakwell(3)	—	—	119,582	201,676	3,318,114	3,954,683
Ronald Letterman	—	—	—	50,000	—	162,355
Gregory S. Stanger(4)	207,600	6,001,027	490,984	414,824	13,822,853	6,990,273

(1)	Excludes options to purchase 200,000 shares of USA common stock granted to Mr. Barton on February 4, 2002, none of which were excercisable as of December 31, 2002. The USA options at December 31, 2002 were not in-the-money. Excludes warrants to purchase 438,018 shares of Expedia common stock granted to Mr. Barton on February 4, 2002 in connection with the USA acquisition of control, of which warrants to purchase 183,308 shares of Expedia common stock were exercisable at December 31, 2002 and warrants to purchase 254,710 shares of Expedia common stock were unexercisable as of December 31, 2002. None of such warrants were exercised in 2002. The values of the exercisable and unexercisable in-the-money Expedia warrants at December 31, 2002 were $1,369,311 and $1,902,684, respectively.

(2)	Excludes options to purchase 30,000 shares of USA common stock granted to Mr. Blachford on February 4, 2002, none of which were excercisable as of December 31, 2002. The USA options at December 31, 2002 were not in-the-money. Excludes warrants to purchase 93,366 shares of Expedia common stock granted to Mr. Blachford on February 4, 2002 in connection with the USA acquisition of control, of which warrants to purchase 45,542 shares of Expedia common stock were exercisable at December 31, 2002 and warrants to purchase 47,824 shares of Expedia common stock were unexercisable as of December 31, 2002. None of such warrants were exercised in 2002. The values of the exercisable and unexercisable in-the-money Expedia warrants at December 31, 2002 were $340,199 and $357,245, respectively.

(3)	Excludes options to purchase 30,000 shares of USA common stock granted to Mr. Breakwell on February 4, 2002, none of which were excercisable as of December 31, 2002. The USA options at December 31, 2002 were not in-the-money. Excludes warrants to purchase 54,960 shares of Expedia common stock granted to Mr. Breakwell on February 4, 2002 in connection with the USA acquisition of control, of which warrants to purchase 27,474 shares of Expedia common stock were exercisable at December 31, 2002 and warrants to purchase 27,486 shares of Expedia common stock were unexercisable as of December 31, 2002. None of such warrants were exercised in 2002. The values of the exercisable and unexercisable in-the-money Expedia warrants at December 31, 2002 were $205,231 and $205,320, respectively.

(4)	Excludes options to purchase 100,000 shares of USA common stock granted to Mr. Stanger on February 4, 2002, none of which were excercisable as of December 31, 2002. The USA options at December 31, 2002 were not in-the-money. Excludes warrants to purchase 178,254 shares of Expedia common stock granted to Mr. Stanger on February 4, 2002 in connection with the USA acquisition of control, of which warrants to purchase 126,048 shares of Expedia common stock were exercisable at December 31, 2002 and warrants to purchase 52,206 shares of Expedia common stock were unexercisable as of December 31, 2002. None of such warrants were exercised in 2002. The values of the exercisable and unexercisable in-the-money Expedia warrants at December 31, 2002 were $941,579 and $389,979, respectively.

Director Compensation

During the year ended December 31, 2002, each non-employee director received a fee of $10,000 paid in quarterly increments for his or her services on our board of directors and $1,000 for each board meeting and committee meeting attended. Each committee chairperson also received an additional fee of $2,500 paid in quarterly increments. In addition, non-employee directors received 30,000 options upon their initial election to the Board and 20,000 options annually thereafter. All options were granted under the 2001 Stock Plan, had an exercise price equal to the fair market value of our common stock on the date of grant, and vest over a four-year period. Directors who are also our employees did not receive any additional compensation for their service as directors.

Beginning in fiscal 2003, each non-employee director will receive an annual fee of $27,000 payable in equal quarterly installments for his or her services on our board of directors, $2,000 for each board meeting attended and $1,500 for each committee meeting attended. Each committee chairperson will also receive an additional annual fee of $5,000 payable in equal quarterly installments. In addition, non-employee directors will receive 15,000 options and 6,000 restricted stock units upon their initial election to the Board and 10,000 options and 4,000 restricted stock units annually on the date of the Company’s annual meeting of shareholders at which the director is re-elected.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Messrs. Hoag, Hundt and Maffei served as members of the Company’s Compensation Committee during 2002. There are no compensation committee interlocks between the members of our Compensation Committee and any other entity.

Employment Contracts and Change-in-Control Arrangements

Resignation Agreement with Richard Barton.    On February 5, 2003, we entered into a Resignation Agreement with Mr. Barton pursuant to which Mr. Barton agreed to resign from Expedia in all positions effective March 31, 2003. This agreement provides that Mr. Barton will be paid promptly after March 31, 2003 any accrued but unpaid base salary and any compensation previously earned but deferred by Mr. Barton that has not yet been paid. It also provides that, in consideration for a general release of claims by Mr. Barton and other good and valuable consideration, Mr. Barton’s Expedia stock options and other Expedia equity awards that would have vested pursuant to their normal vesting schedule during 2003 had Mr. Barton remained employed by Expedia through the end of 2003 will vest on March 31, 2003 and, in the case of vested Expedia stock options, shall remain exercisable until March 31, 2004. Mr. Barton’s vested Expedia warrants will remain exercisable through their scheduled expiration date.

Employment Agreement with Richard Barton.    Effective as of February 4, 2002, we entered into an employment agreement with Mr. Barton setting forth the material terms of his employment. Pursuant to the agreement, Mr. Barton served as Chief Executive Officer of Expedia and served as a member of our Board of Directors. This employment agreement was superceded by the Resignation Agreement described above, other than the restrictive covenants described below.

Compensation.    Mr. Barton’s agreement provides for an annual base salary of $266,000 and eligibility to receive an annual bonus of 200% of his salary, payable 50% in cash and 50% in Expedia stock options based on achieving agreed-upon Expedia budget goals. $133,000 of the cash portion of Mr. Barton’s bonus is guaranteed.

On the effective date of the agreement, Mr. Barton received (i) a grant of options to purchase 100,000 shares of USA’s common stock at an exercise price of $28.83 and (ii) a grant of options to purchase 750,000 shares of our common stock at an exercise price of $27.26. Such options have a ten-year term and will vest in four equal annual installments commencing on the first anniversary of the effective date contingent upon Mr. Barton’s continued employment with Expedia. Mr. Barton also received an initial grant of 50,000 restricted shares of our common stock, vesting contingent upon Mr. Barton’s continued employment with Expedia through the third anniversary of the effective date of the agreement. Mr. Barton will be evaluated for future option grants in a manner consistent with similarly situated executives of USA and its subsidiaries.

While employed by Expedia, Mr. Barton participated in welfare, health and life insurance and pension benefit and incentive programs adopted by Expedia on the same basis as similarly situated executives of Expedia, USA and their respective subsidiaries.

Severance.    Upon a termination of Mr. Barton’s employment by Expedia without “cause” or by Mr. Barton for “good reason” (as each term is defined in the agreement), we will continue to pay Mr. Barton his salary for the remainder of the term, as well as pay any earned, but unpaid, base salary and will pay Mr. Barton his deferred compensation balance. We will also pay Mr. Barton the pro rata portion of his annual bonus following the end of the fiscal year of his termination of employment (based upon satisfaction of performance goal formulas). In addition, he will immediately vest in all options and such options will remain exercisable for one year following his date of termination of employment. Although Mr. Barton is not obligated to mitigate any severance amounts, such amounts will be reduced by any compensation earned by Mr. Barton in the event that Mr. Barton becomes employed during the remainder of the term.

Change in Control.    The agreement provides that upon a change in control of Expedia, all of Mr. Barton’s Expedia options (and the USA options granted on the effective date) and other Expedia equity compensation will vest immediately, and such options will remain exercisable for one year from the date of the change in control, notwithstanding any termination of employment.

Restrictive Covenants.    Mr. Barton is bound by a covenant not to compete with our business (or any of our subsidiaries or affiliates) during the term of his employment and for two years after termination of employment for any reason; but if the non-compete period extends beyond the severance period (under circumstances in which Mr. Barton had been entitled to severance pay), we will pay Mr. Barton $100,000 per year (pro rated on a monthly basis) to the extent we determine to continue the non-compete period beyond the period in which Mr. Barton is eligible to receive severance. In addition, Mr. Barton will be bound by a two-year covenant not to solicit our employees or customers (or any of our subsidiaries or affiliates) and a confidentiality covenant.

Employment Agreement with Gregory Stanger.    Effective as of February 4, 2002, we entered into an employment agreement with Mr. Stanger setting forth the material terms of his employment. The agreement has a three-year term.

Compensation.    Mr. Stanger will receive an annual base salary of $175,000 and will be eligible to receive an annual bonus of 100% of his salary, payable 50% in cash and 50% in Expedia stock options based on achieving agreed-upon Expedia budget goals.

On the effective date of the agreement, Mr. Stanger received an initial grant of options to purchase 100,000 shares of our common stock at an exercise price of $27.26. Such options have a ten-year term and will vest in four equal annual installments commencing on the first anniversary of the effective date of the agreement contingent upon Mr. Stanger’s continued employment with us. Mr. Stanger also received a grant of 20,000 restricted shares of our common stock, vesting contingent upon Mr. Stanger’s continued employment with us through the third anniversary of the effective date.

Mr. Stanger participates in welfare, health and life insurance and pension benefit and incentive programs adopted by Expedia on the same basis as similarly situated executives of Expedia, USA and their respective subsidiaries.

Severance.    Upon a termination of Mr. Stanger’s employment by us without “cause” or by Mr. Stanger for “good reason” (as each term is defined in the agreement), we will continue to pay Mr. Stanger his salary for the remainder of the term, as well as pay his earned, but unpaid, base salary and will pay Mr. Stanger his deferred compensation balance. In addition, Mr. Stanger will automatically and immediately vest in all of his then-outstanding equity-based compensation awards granted on or prior to August 2, 2001, and such options shall remain exercisable for one year following his date of termination of employment. Mr. Stanger is obligated to use reasonable best efforts to mitigate any severance payable to him.

Change in Control.    The agreement generally provides that upon a change in control of Expedia, all of Mr. Stanger’s Expedia options granted prior to August 2, 2001 and other Expedia equity compensation will vest immediately, and such options will remain exercisable for one year from the date of the change in control, notwithstanding any termination of employment.

Restrictive Covenants.    Pursuant to the agreement, Mr. Stanger is bound by covenants not to compete with our businesses (or our subsidiaries or affiliates) and not to solicit our employees or customers (or our subsidiaries or affiliates) during the term of his employment and for two years after termination of employment for any reason. In addition, Mr. Stanger agreed not to divulge or disclose any confidential information of Expedia or our affiliates.

Employment Agreements with Simon Breakwell.    We also entered into employment agreements with Mr. Breakwell, effective as of February 7, 2002. This agreement has a term of three years.

Compensation.    The base salary provided to Mr. Breakwell pursuant to the employment agreement is £124,800. Unless otherwise agreed by us and USA, the base salary is subject to further review and may be increased at the discretion of our Chief Executive Officer, any such increases to be approved by our compensation committee. The executive is also eligible to receive discretionary annual bonuses.

Mr. Breakwell is entitled to participate in company stock option grants after August 2, 2001 (except that such options will not accelerate and vest upon termination without cause or resignation with good reason).

Mr. Breakwell participates in welfare, health, and life insurance and pension benefits and incentive programs adopted by Expedia on the same basis as similarly situated executives of Expedia.

Severance.    Under the agreements, upon a termination of the Mr. Breakwell’s employment by us without “cause” or a resignation by Mr. Breakwell with “good reason” (as each term is defined in the agreement), Mr. Breakwell will be entitled to: (a) the acceleration and immediate vesting of all unvested Expedia options granted to him on or prior to August 2, 2001, and any attendant warrants granted in connection with the merger; and (b) receive the salary, target bonus and welfare benefits (and any other damages to which he would be entitled) for the remainder of the term, less an offset equal to any amounts earned during the term from other employment, with no obligation to mitigate.

Restrictive Covenants.    As a condition to entering into the agreements, Mr. Breakwell agreed to a non-compete for a period of one year from the date of termination for any reason. The non-compete applies to general online travel providers. Mr. Breakwell also agreed to a one-year non-solicitation covenant and a standard confidentiality covenant.

Employment Agreement with Ronald Letterman.    Effective as of January 2002, we entered into an employment agreement with Mr. Letterman setting forth the material terms of his employment. The agreement has a two-year term.

Compensation.    Mr. Letterman will receive an annual base salary of $225,000 and will be paid a guaranteed bonus of $150,000 for each of calendar years 2002 and 2003. In addition, Mr. Letterman will be eligible to receive an annual bonus based on the achievement of certain performance criteria, at a target amount of 40% of Mr. Letterman’s base salary (the amount actually awarded to range from 0% to 200% of the target amount).

Mr. Letterman was awarded options to purchase 20,000 shares of our common stock pursuant to the agreement. In addition, we agreed to reimburse Mr. Letterman for reasonable out-of-pocket expenses actually incurred by Mr. Letterman in performing his duties, a car allowance of $1,500 per month and, for calendar year 2002, an aggregate amount of up to $20,000 in face value of airline tickets or rental car credits.

Mr. Letterman participates in welfare, health and life insurance and pension benefit and incentive programs adopted by Expedia on the same basis as similarly situated executives of Expedia.

Severance.    Upon a termination of Mr. Letterman’s employment by us without “cause” or by Mr. Letterman for “good reason” (as each term is defined in the agreement), Mr. Letterman will be entitled to receive: his base salary through the second anniversary of the effective date of the agreement or a twelve-month period following his termination, whichever is longer, each guaranteed bonus, to the extent not already paid, and benefits during the twelve-month period following the termination to the extent that he does not receive any such benefits from a subsequent employer during that period.

Restrictive Covenants.    Pursuant to the agreement, Mr. Letterman is bound by covenants not compete with our businesses (or our subsidiaries or affiliates) and not to solicit our employees or customers (or our subsidiaries or affiliates) during the term of his employment and for one year after termination of employment for any reason. In addition, Mr. Letterman agreed not to divulge or disclose any confidential information of Expedia or our affiliates.

Employment Agreement with Erik C. Blachford.    Effective as of April 1, 2003, we entered into an amended and restated employment agreement with Mr. Blachford setting forth the material terms of his employment. Pursuant to the agreement, Mr. Blachford serves as President and Chief Executive Officer of Expedia and serves as a member of our Board of Directors for the three year term of the agreement. Mr. Blachford maintains a right to serve as of member of our Board so long as he is employed as Chief Executive Officer of Expedia and Expedia remains a publicly-traded company.

Compensation.    Mr. Blachford’s agreement provides for an annual base salary of $275,000 and eligibility to receive an annual bonus with a target of 100% of his salary. Mr. Blachford’s annual bonus will not be less than $137,500 and for the portion of the term from January 1, 2006 until March 31, 2006, Mr. Blachford’s annual bonus will not be less than $34,375.

Under the employment agreement, on March 17, 2003, Mr. Blachford received a non-qualified stock option to purchase 253,000 shares of Expedia’s common stock at an exercise price of $39.38. On the first anniversary of the grant date, one-fourth of the options will vest, and  1/48 of the option will vest on each monthly anniversary of the grant date thereafter, subject to Mr. Blachford’s continued employment with Expedia. The option has a ten-year term. On the effective date of the agreement, Mr. Blachford received an initial grant of 102,000 restricted stock units of Expedia common stock which will vest subject to certain performance conditions and Mr. Blachford’s continued employment with Expedia. If such performance conditions are met, restrictions on the restricted stock units will lapse in four equal installments on each of the first four anniversaries of March 31, 2003, subject to Mr. Blachford’s continued employment with Expedia. In addition, Mr. Blachford will receive a grant of 50,000 restricted stock units of USA’s common stock on the later of (i) April 1, 2003 and (ii) the earlier of (a) the date the Audit Committee of the Expedia Board approves the grant and (b) the date Expedia is no longer publicly traded. The USA restricted stock units will be subject to performance conditions set out by the Compensation Committee of USA. If such performance conditions are met, restrictions on the restricted stock units will lapse on March 31, 2006, subject to Mr. Blachford’s continued employment with Expedia. Mr. Blachford will be evaluated for future option grants in a manner consistent with similarly situated executives of USA and its subsidiaries.

Under the employment agreement, Mr. Blachford is eligible to participate in welfare, health and life insurance and pension benefit and incentive programs adopted by Expedia on the same basis as similarly situated executives of Expedia, USA and their respective subsidiaries.

Severance.    Upon termination of Mr. Blachford’s employment by Expedia without “cause” (and other than by reason of his death or disability) or by Mr. Blachford for “good reason” (as each term is defined in the agreement), subject to Mr. Blachford’s execution and non-revocation of a release, Expedia will continue to pay Mr. Blachford his salary for the remainder of the term. Expedia will also pay Mr. Blachford his target annual bonus for each remaining year of the term commencing at the end of the fiscal year of the termination, and pro rated for the fiscal year commencing January 1, 2006. In addition, until the end of the term or such earlier date that Mr. Blachford becomes reemployed with another employer, Expedia will continue to provide Mr. Blachford with the welfare benefits that Mr. Blachford would have received had he remained employed for the remainder of the term. Further, the USA restricted stock units granted under the agreement and Mr. Blachford’s Expedia equity awards will vest and any Expedia options held by Mr. Blachford will remain exercisable for the shorter of one year or the remainder of their scheduled term.

Change in Control.    The agreement provides that upon a change in control of Expedia (as defined in the agreement, which definition does not include the proposed acquisition of the outstanding shares of Expedia common stock by USA), all of Mr. Blachford’s equity awards will vest immediately, and such options will remain exercisable for the shorter of one year from the change in control or the remainder of their scheduled term.

Restrictive Covenants.    Pursuant to the agreement, Mr. Blachford is bound by covenants not to compete with our businesses (or our subsidiaries or affiliates) and not to solicit our employees or customers (or our subsidiaries or affiliates) during the term of his employment and for two years after termination of employment for any reason. In addition, Mr. Blachford agreed not to divulge or disclose any confidential information of Expedia or our affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Principal Shareholders, Directors, and Management

The following table presents certain information regarding the beneficial ownership of our outstanding common stock and USA common stock as of April 11, 2003 for the following shareholders:

•	each shareholder known by us to be the beneficial owner of more than 5% of Expedia common stock, Expedia Class B common stock and USA common stock;

•	each of our directors;

•	our Chief Executive Officer and our four other most highly compensated executive officers during the year ended December 31, 2002 (collectively, the “Named Executive Officers”); and

•	all of our directors and executive officers as a group.

Percentage ownership calculations are based upon Expedia’s post two-for-one stock split amounts of 50,646,686 shares of our common stock (including 30,000 shares of restricted stock that can be voted but cannot be sold, transferred or otherwise disposed of), 69,002,382 shares of our Class B common stock, 449,794,474 shares of USA common stock, 64,629,996 shares of USA Class B common stock, and 18,118,182 USA preferred shares outstanding as of April 11, 2003. Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days of April 11, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such options and warrants for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other shareholder. To our knowledge, except as indicated in the footnotes to the table and under applicable community property laws, the shareholders named in the table have sole voting and investment power over all shares listed in the table. The amounts in the following table reflect the two-for-one stock split effected on March 10, 2003.

Name of Beneficial Owner (1)	Title of Class	Number of Shares Beneficially Owned		Percentage of Shares of Class Beneficially Owned	Percentage of Total Voting Power (of all Classes) (2)
USA Interactive	Expedia common Expedia Class B	1,873,630 69,002,382		3.7% 100.0%	94.9% 94.9%

Entities affiliated with Technology Crossover Ventures	Expedia common	7,546,668	(3)	14.5%	*

FMR Corp.	Expedia common	2,719,974	(4)	5.4%	*

Viking Global Performance LLC Viking Global Investor LP	Expedia common	2,486,400	(5)	4.9%	*

Michael Adler	Expedia common USA common	— 17,745	(6)	— *	— *

Richard N. Barton	Expedia common USA common	1,703,878 50,000	(7) (25)	3.3%	*

Erik C. Blachford	Expedia common USA common	211,992 7,500	(8) (25)	*	*

Simon J. Breakwell	Expedia common USA common	211,950 7,500	(9) (25)	*	*

Tom Breitling	Expedia common	97,774	(10)	*	*

Anne Busquet	Expedia common USA common	— 50,701	(11)	— *	—
Barry Diller	Expedia common Expedia Class B USA common	1,873,630 69,002,382 235,213,844	(12) (13) (14)	3.7% 100.0% 39.9%	94.9% 94.9% 68.2%

David Ellen	Expedia common USA common	— 19,750	(15)	—	—

Jay C. Hoag	Expedia common	7,599,866	(16)	14.5%	*

Reed Hundt	Expedia common	8,749	(17)	*	*

Victor Kaufman	Expedia common USA common	— 1,621,760	(18)	—	—

Dara Khosrowshahi	Expedia common USA common	— 597,536	(19)	—	—

Ronald Letterman	Expedia common	5,833	(20)	*	*

Gregory B. Maffei	Expedia common	961,656	(21)	1.9%	*

Daniel Marriott	Expedia common USA common	— 791,756	(22)	—	—

Gregory S. Stanger	Expedia common USA common	723,260 25,000	(23) (25)	1.4%	*

All directors and executive officers as a group (20 persons)	Expedia common Expedia Class B USA common	13,622,750 69,002,382 238,433,092	(24) (13) (26)	24.2% 100.0% 40.2%	1.3% 94.9% 68.3%

*	Less than one percent
(1)	The business address of Mr. Barton, Blachford, Breakwell, Breitling, Hundt, Letterman, Maffei and Stanger is c/o Expedia, Inc., 13810 SE Eastgate Way, Suite 400, Bellevue, Washington 98005. The

business address for USA Interactive and Mr. Adler, Diller, Ellen, Kaufman, Khosrowshahi, Marriott and Ms. Busquet is West 57th Street, 42nd Floor, New York, NY 10019.
(2)	The percentage of votes for all classes of our common stock is based on one vote for each share of common stock and fifteen votes for each share (subject to certain limitations) of our Class B common stock. The percentage of votes for all classes of USA common stock is based on one vote for each share of USA common stock, ten votes for each share of USA Class B common stock and two votes per share of USA preferred stock.
(3)	Consists of 6,666 warrants and 25,128 shares held by TCV III, L.P.; 177,156 warrants and 667,844 shares held by TCV III (Q), L.P.; 8,022 warrants and 30,244 shares held by TCV III Strategic Partners, L.P.; and 1,402 warrants and 5,290 shares held by TCV III (GP) (the foregoing four entities, collectively, the “TCV III Funds”), 1,308,016 warrants and 5,078,572 shares held by TCV IV, L.P. and 48,772 warrants and 189,556 shares held by TCV IV Strategic Partners, L.P. (the latter two entities, collectively, the “TCV IV Funds” and, together with the TCV III Funds, the “TCV Funds”). Mr. Hoag, a director of Expedia, is a Managing Member of Technology Crossover Management III, L.L.C. which is the General Partner of each of the TCV III Funds and a Managing Member of Technology Crossover Management IV, L.L.C. which is the General Partner of each of the TCV IV Funds. Mr. Hoag disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address for each of these persons and entities is c/o Technology Crossover Ventures, 528 Ramona Street, Palo Alto, California 94301.
(4)	Based on Information provided by FMR Corp (“FMR”) on a Schedule 13G filed on February 13, 2003. Consists of 2,251,800 shares held by Fidelity Management Research Company, a wholly-owned subsidiary of FMR; 296,000 shares owned by Fidelity Management Trust Company, a wholly-owned subsidiary of FMR; 16 shares held by Strategic Advisors, Inc., a wholly-owned subsidiary of FMR; 158 shares held by Geode Capital Management, the managers of which are certain shareholders and employees of FMR; and 172,000 shares owned by Fidelity International Limited, a former wholly-owned subsidiary of FMR. Edward C. Johnson 3rd, Abigail P. Johnson and certain members of the Johnson family may be deemed to form a controlling group with respect to FMR. The address of each of these persons is 82 Devonshire Street, Boston, MA 02109.
(5)	Based on information provided in a Schedule 13G filed on February 7, 2003. Viking Global Performance LLC (“VGP”) is the general partner of Viking Global Equities LP (“VGE”), which holds 2,170,000 shares, and Viking Global Consumer Fund LP (“VGC”), which holds 316,400 shares, and VGP’s affiliate Viking Global Investor LP (“VGI”) provides managerial services to VGE and VGC. O. Andreas Halvorsen, Brian T. Olsen and David C. Ott, as managing directors of VGP and VGI, may be deemed to be beneficial owners of the shares. The address of each of these persons is 280 Park Avenue, 35th Floor, New York, NY 10017.
(6)	Includes 16,250 shares that Mr. Adler has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of April 11, 2003, 1,000 shares of USA restricted stock and 495 shares of USA common stock.
(7)	Mr. Barton resigned as the Company’s President and Chief Executive Officer effective March 31, 2003. Includes 1,256,256 shares that Mr. Barton has the right to purchase under options and 439,392 shares that Mr. Barton has the right to purchase under warrants that are currently exercisable or will be exercisable within 60 days of April 11, 2003.
(8)	Includes 143,036 shares that Mr. Blachford has the right to purchase under options and 58,756 shares that Mr. Blachford has the right to purchase under warrants that are currently exercisable or will be exercisable within 60 days of April 11, 2003.
(9)	Includes 165,386 shares that Mr. Breakwell has the right to purchase under options and 35,534 shares that Mr. Breakwell has the right to purchase under warrants that are currently exercisable or will be exercisable within 60 days of April 11, 2003.
(10)	Includes 9,374 shares that Mr. Breitling has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of April 11, 2003.
(11)	Includes 31,666 shares that Ms. Busquet has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of April 11, 2003, and 19,035 shares of USA common stock.

(12)	Consists of 1,873,630 shares owned by USA Interactive, in which Mr. Diller has a 68.2% voting interest. Mr. Diller disclaims beneficial ownership of such shares.
(13)	Consists of 69,002,382 shares owned by USA Interactive, in which Mr. Diller has a 68.2% voting interest. Mr. Diller disclaims beneficial ownership of such shares.
(14)	Consists of 2,043,705 shares of USA common stock owned by Mr. Diller, options to purchase 47,120,888 shares of USA common stock granted under USA’s stock option plans, 200,801 shares of USA common stock held by a private foundation as to which Mr. Diller disclaims beneficial ownership, 44 shares of USA common stock and 48,846,808 shares of USA Class B common stock held by BDTV Inc, BDTV II Inc., BDTV III Inc. and BDTV IV Inc., 49,756,461 shares of USA common stock and 2,353,188 shares of USA Class B common stock which are held by Liberty Media Corporation, and 43,181,308 shares of USA common stock, 13,430,000 shares of USA Class B common stock and warrants to acquire 28,280,641 shares of USA common stock, which are held by Vivendi Universal, S.A., as to which Mr. Diller has general voting authority under the Stockholders Agreement. Excludes options to acquire USA common stock held by Mr. Diller’s spouse, as to which Mr. Diller disclaims beneficial ownership.
(15)	Includes 18,750 shares that Mr. Ellen has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of April 11, 2003, and 1,000 USA restricted shares.
(16)	Includes of 5,996,634 shares and 1,550,034 warrants to purchase common stock held by the TCV Funds (see footnote 3) and 40,000 shares that Mr. Hoag has the right to purchase under options and 5,760 shares that Mr. Hoag has the right to purchase under warrants that are currently exercisable or will be exercisable within 60 days of April 11, 2003.
(17)	Includes 8,749 shares that Mr. Hundt has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of April 11, 2003.
(18)	Includes 1,587,500 shares that Mr. Kaufman has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of April 11, 2003, 15,000 USA restricted shares and 19,260 shares of USA common stock.
(19)	Includes 540,416 shares that Mr. Khosrowshahi has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of April 11, 2003, 15,000 USA restricted stock and 42,120 shares of USA common stock.
(20)	Includes 5,833 shares that Mr. Letterman has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of April 11, 2003.
(21)	Includes 747,162 shares that Mr. Maffei has the right to purchase under options and 214,494 shares that Mr. Maffei has the right to purchase under warrants that are currently exercisable or will be exercisable within 60 days of April 11, 2003.
(22)	Includes 788,740 shares that Mr. Marriott has the right to purchase under options that are currently exercisable or will be exercisable within 60 days of April 11, 2003, 3,000 USA restricted stock and 16 shares of USA common stock held indirectly by his spouse.
(23)	Includes 552,664 shares that Mr. Stanger has the right to purchase under options, 145,586 shares that Mr. Stanger has the right to purchase under warrants that are currently exercisable or will be exercisable within 60 days of April 11, 2003 and 20,000 restricted shares, which Mr. Stanger can vote but he cannot sell, transfer or dispose of until February 4, 2005.
(24)	Consists of shares, warrants and options held by all directors and executive officers; includes 2,493,764 warrants, 3,107,530 options to purchase common stock that are currently exercisable or will be exercisable within 60 days of April 11, 2003 and 20,000 restricted shares, which can be voted but cannot be sold transferred or disposed of until February 4, 2005.
(25)	Includes the rights to purchase options that are currently exercisable or will be exercisable within 60 days of April 11, 2003.
(26)	Consists of shares and options held by all directors and executive officers; includes 28,280,641 warrants and 50,224,210 options to purchase common stock that are currently exercisable or will be exercisable within 60 days of April 11, 2003 and 35,000 restricted shares.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Relationship with USA Interactive

On February 4, 2002, USA completed its acquisition of a controlling interest in Expedia through a merger transaction. Immediately following the merger, USA owned all of the outstanding shares of our high-vote Class B common stock, representing approximately 64.2% of our outstanding shares, and 94.9% of the voting interest in Expedia. On February 20, 2002, USA acquired an additional 1,873,630 shares (adjusted for the two-for-one stock split effective on March 10, 2003) of our low-vote common stock, increasing USA’s ownership to approximately 65% of our outstanding shares, with USA’s voting percentage remaining at 94.9%.

Pursuant to the terms of the merger, Microsoft, which beneficially owned approximately 63% of our common stock prior to the merger, exchanged all of its Expedia common stock for USA securities. Those Expedia shareholders who elected not to receive USA securities in the transaction retained their Expedia common stock and received 0.1920 of a new Expedia warrant for each share of Expedia common stock held. In addition to the warrants distributed to shareholders, we also distributed warrants to certain holders of Expedia stock options at the same 0.1920 ratio. The new warrants are traded on the Nasdaq National Market under the symbol “EXPEW”.

USA has designated a majority of our directors (seven of the thirteen directors), including Mr. Diller who is Chairman of our Board. In addition, pursuant to the USA merger agreement, we have agreed with USA that our relationship will be governed by the following principles, none of which can be amended or waived without the approval of a majority of our independent directors:

•	USA or any of its subsidiaries, on the one hand, and we or any of our subsidiaries, on the other hand, may engage in or own interests in businesses that compete with the other;

•	as long as USA owns at least 50.1% of our total voting power, we will not enter into or amend any material arrangements with USA or any of its affiliates without the approval of a majority of our independent directors; and

•	there will be meaningful consultation between USA and our Chief Executive Officer in the selection of our independent directors.

In connection with the USA acquisition of control, we received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after consummation of the merger, on the various media outlets related to USA. In addition, we received a two-year option to purchase a one-third interest in a new television channel to be developed by USA. The exercise price of the option will equal one-third of USA’s cost, plus interest, up to the date of exercise. In August 2002, USA made a capital contribution of $20.0 million in lieu of offering Expedia a two-year option to acquire from USA all of the outstanding equity of National Leisure Group, Inc.

On March 19, 2003, Expedia and USA announced that they entered into a merger agreement by which USA would acquire the Expedia shares it does not currently own in a stock-for-stock merger. Our Board of Directors approved the agreement following the unanimous recommendation and approval of a disinterested Special Committee of our Board. Under the agreement, Expedia shareholders will receive 1.93875 shares of USA common stock for each share of Expedia stock that they own. In connection with the merger, Expedia warrants and options will be converted into warrants and options to acquire USA common stock. The parties expect that the transaction will generally be tax-free to Expedia shareholders. The merger is subject to certain conditions to closing contained in the merger agreement, which was filed with the SEC on March 19, 2003.

Conflict of Interest Policies

As part of the USA acquisition of control, we adopted amended and restated articles of incorporation which include the following provisions governing the relationship between USA and its affiliates, on the one hand, and us and our subsidiaries, on the other hand:

•	Except as otherwise expressly agreed, our shareholders, including USA and its affiliates, may engage or invest in any business activity of any type or description, including those that might be the same or similar to our business or the business of one of our subsidiaries, and neither we nor our subsidiaries or shareholders shall have any rights with respect to such engagement or investment or any income or proceeds derived from the business activity.

•

For as long as (a) USA owns common stock representing at least 20% of the voting power of all classes of our outstanding capital stock and (b) at least one person who is our director or officer is also a director or officer of USA, we will have no interest or expect that any interest would be offered to us in any investment or business opportunity or prospective economic advantage that is received by USA or an affiliate of USA. However, we do not relinquish any investment or business opportunity or prospective economic advantage that is offered to any person who is our officer and who is also a director of USA but not an officer or employee of USA and receives an opportunity in such person’s capacity as our officer. Our amended and restated articles also provide that this provision, so long as USA owns common stock representing at least 20% of the voting power of all classes of our outstanding capital stock, cannot be amended or terminated prospectively without the approval of 80% of the total voting power of all classes of our outstanding capital.

Other Transactions with USA and USA Affiliates

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

We entered into an agreement with Ticketmaster, a subsidiary of USA, on March 19, 2002, to create a new gateway channel on Citysearch.com’s website. This is a content area that provides site visitors with Citysearch’s local content and enables them to plan and book trips using an Expedia.com booking tool with the availability of some Ticketmaster event tickets within Expedia’s customer-built trips. Revenues generated through the gateway channel are shared based on an agreed-upon transaction fee paid by us to Ticketmaster. The transaction fees paid in connection with this agreement during the year ended December 31, 2002 were $0.3 million.

There have been instances where, fully consistent with our existing contractual agreements, we have worked cooperatively with Hotels.com, a subsidiary of USA, and we anticipate that we will continue to explore such possibilities in the future.

Our Relationship with Technology Crossover Ventures

As part of the private placement of our common stock with the TCV Funds and pursuant to a registration rights agreement dated August 2000, we registered under the Securities Act of 1933 all shares of common stock issued to the TCV Funds in the transaction, including shares issued upon the exercise of warrants issued in the private placement. Jay Hoag is a founding general partner of TCV and a Managing Member of Technology Crossover Management III, L.L.C. and Technology Crossover Management IV, L.L.C., which are General Partners of the TCV III Funds and TCV IV Funds, respectively. As part of the private placement, Mr. Hoag became a director of Expedia. Under the terms of the Common Stock Purchase Agreement, Expedia has agreed to continue to nominate Mr. Hoag for election to the Board of Directors for so long as TCV continues to own a number of common stock shares equal to at least 4,000,000 of the shares or warrant shares originally purchased.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements

The following Consolidated Financial Statements and Independent Auditors’ Report are incorporated by reference to pages F-1 through F-35 of this Form 10-K/A:

The consolidated balance sheets as of December 31, 2002 and December 31, 2001 (as restated), and the consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2002, the six-month period ended December 31, 2001 and the years ended June 30, 2001 and 2000 (as restated), together with the notes thereto.

(a)(2)    Schedules

Schedule II—Valuation and Qualifying Accounts and Reserves

(a)(3)    Exhibits

Exhibit Index

2.1

Amended and Restated Agreement and Plan of Recapitalization and Merger by and among Expedia, Inc., Taipei, Inc., USA Networks, Inc., Microsoft Corporation and Microsoft E-Holdings, Inc., dated as of July 15, 2001.*

2.2	Asset Purchase Agreement by and among Expedia, Inc., Classic Custom Vacations and Classic Vacation Group, Inc., dated as of January 22, 2002.**

2.3	Note Purchase Agreement by and among Expedia, Inc., Classic Vacation Group, Inc., CVG Investment LLC and GV Investment LLC, dated as of January 22, 2002.**

2.4	Agreement and Plan of Merger by and among USA Interactive, Equinox Merger Corp. and Expedia, Inc. dated as of March 18, 2003.++++

3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of Common Stock Certificate.***

4.2	Form of Class B Common Stock Certificate.*

4.3	Form of Shareholder Equity Warrant (included in Exhibit 4.4).

4.4	Form of Shareholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.*

4.5	Form of Optionholder Equity Warrant (included in Exhibit 4.6).

4.6	Form of Optionholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.****

10.1	Hosting Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of August 14, 2001.#

10.2	Amended and Restated Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of December 21, 2001.+

10.3	Agreement to Assign Patent Applications and Royalty Sharing Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 6, 2001.*

10.4	Amended and Restated Map Server License Agreement between Expedia, Inc. and Microsoft Corporation, effective August 15, 2001.#

10.5	Amended and Restated MSN/Expedia Carriage and Cross Promotion Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 29, 2001.#†

10.5.1	Side Letter between Expedia, Inc. and Microsoft Corporation, dated as of July 27, 2001.#†

10.6	Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999.***

10.6.1	Agreement re. Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 9, 2001.*

10.7	CRS Marketing, Services and Development Agreement between Microsoft Corporation and Worldspan, L.P., dated December 15, 1995 and amended as of January 1, 1997, July 1, 1998 and April 1, 1999.***†

10.7.1	Amendment No. 4 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of July 13, 2001.#†

10.7.2	Amendment No. 5 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of October 22, 2001.+††

10.7.3	Amendment No. 6 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of January 1, 2002.+††

10.8	Amended and Restated Development Agreement between Expedia, Inc. and Worldspan, L.P., dated as of June 25, 2001.#†

10.9	Service Agreement between Microsoft Corporation and World Travel Partners, L.P., dated as of October 9, 1996 and amended as of April 1, 1999.***†

10.9.1	Amendment No. 2 to Microsoft Corporation/World Travel Partners Service Agreement, effective July 1, 2000.##†

10.9.2	Amendment No. 3 to Microsoft Corporation/World Travel Partners Service Agreement, effective March 1, 2002.+††

10.10	Expedia, Inc. 1999 Amended and Restated Stock Option Plan.###

10.11	Expedia, Inc. 1999 Amended and Restated Employee Stock Purchase Plan.#

10.12	Expedia, Inc. 1999 Directors’ Stock Option Plan.***

10.13	Expedia, Inc. Amended and Restated 2001 Stock Plan.+++++

10.14	Employment Agreement between Expedia, Inc. and Richard N. Barton, dated as of February 7, 2002.+

10.15	Employment Agreement between Expedia, Inc. and Gregory S. Stanger, dated as of February 7, 2002.+

10.16

Form of Employment Agreement between Expedia, Inc. and each of David Beitel, Byron Bishop, Mark Britton, Michael Day, Kathleen Dellplain, Dhiren Fonseca, Lloyd Frink, Allyson Henry, Robert Hohman, and Howard Mendelsohn, each dated as of February 4, 2002.+

10.17	Common Stock Purchase Agreement between Expedia, Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P., dated as of June 25, 2000.####

10.18	Common Stock Purchase Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 25, 2000.####

10.19	Travelscape Office Lease and assignment thereto dated as of August 1, 2000.##

10.20	Form of Registration Rights Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 4, 2002.*

10.21	Terms of NLG Call Option between Expedia, Inc. and USA Networks, Inc.*

10.22	Terms of Travel Channel Option between Expedia, Inc. and USA Networks, Inc.*

10.23	Terms of Media Arrangements in USA Media, LLC between Expedia, Inc. and USA Networks, Inc.*

10.24	Stock Purchase Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 20, 2002.+

10.25	Office Lease between EOP-Sunset North Bellevue, LLC and Expedia, Inc.+++

10.26	Employment Agreement between Expedia, Inc. and Ronald M. Letterman, dated January 22, 2002.++

10.27	Amended and Restated Employment Agreement, dated as of July 9, 2002, between Expedia, Inc. and Erik C. Blachford.+++++

10.28	Resignation Agreement, dated as of February 5, 2003, between Expedia, Inc. and Richard N. Barton.+++++

10.29	Amended and Restated Employment Agreement, dated as of April 1, 2003, by and between Erik C. Blachford and Expedia, Inc.

21.1	List of Subsidiaries.+++++

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney.+++++

99.1	Certification of Erik C. Blachford Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Gregory S. Stanger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-4 filed November 9, 2001 and incorporated herein by reference.
**	Previously filed as an exhibit to Expedia’s Schedule 13D filed February 12, 2002 and incorporated herein by reference.
***	Previously filed as an exhibit to Expedia’s Form S-1 filed September 23, 1999 and incorporated herein by reference.
****	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-3 filed December 4, 2001 and incorporated herein by reference.
#	Previously filed as an exhibit to Expedia’s Form 10-K filed August 22, 2001 and incorporated herein by reference.
##	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2000 and incorporated herein by reference.
###	Previously filed as an exhibit to Expedia’s post-effective Amendment No. 1 to Form S-8 filed November 9, 2001 and incorporated herein by reference.
####	Previously filed as an exhibit to Expedia’s Form 8-K filed September 15, 2001 and incorporated herein by reference.
+	Previously filed as an exhibit to Expedia’s Transition Report on Form 10-K for the transition period from July 1, 2001 to December 31, 2001, filed on April 1, 2002 and incorporated herein by reference.
++	Previously filed as an exhibit to Expedia’s Form 10-Q filed May 15, 2002 and incorporated herein by reference.
+++	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2002 and incorporated herein by reference.
++++	Previously filed as an exhibit to Expedia’s Form 8-K filed March 19, 2003 and incorporated by reference.
+++++	Previously filed as an exhibit to Expedia’s Form 10-K filed on March 31, 2003 and incorporated herein by reference.
†	Confidential treatment granted for portions of this agreement pursuant to Rule 406 of the Securities Act or Rule 24(b)(2) of the Exchange Act.
††	Confidential treatment requested for portions of this agreement pursuant to Rule 24(b)(2) of the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned; thereunto duly authorized, in the city of Bellevue, State of Washington, on April 30, 2003.

EXPEDIA, INC.

By:	/s/ ERIK C. BLACHFORD
Erik C. Blachford President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2003.

Signature	Title

/s/ ERIK C. BLACHFORD Erik C. Blachford	President, Chief Executive Officer and Director

/S/ GREGORY S. STANGER Gregory S. Stanger	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) and Director

/s/ BARRY DILLER* Barry Diller	Chairman of the Board of Directors

/S/ MICHAEL ADLER* Michael Adler	Director

/S/ THOMAS BREITLING* Thomas Breitlin	Director

/S/ ANNE M. BUSQUET* Anne M. Busquet	Director

/S/ DAVID ELLEN* David Ellen	Director

/S/ JAY C. HOAG* Jay C. Hoag	Director

/S/ REED HUNDT* Reed Hundt	Director

/S/ VICTOR KAUFMAN* Victor Kaufman	Director

/S/ DARA KHOSROWSHAHI* Dara Khosrowshahi	Director

Signature	Title

/S/ GREGORY B. MAFFEI* Gregory B. Maffei	Director

/S/ DANIEL MARRIOTT* Daniel Marriott	Director

*By:	/s/ ERIK C. BLACHFORD
Erik C. Blachford Attorney-in-Fact

CERTIFICATION

I, Erik C. Blachford, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Expedia, Inc.;

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

Date: April 30, 2003	By:	/s/ ERIK C. BLACHFORD
Erik C. Blachford President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Gregory S. Stanger, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Expedia, Inc;

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

Date: April 30, 2003	By:	/s/ GREGORY S. STANGER
Gregory S. Stanger Chief Financial Officer (Principal Financial and Accounting Officer)

EXPEDIA, INC. AND SUBSIDIARIES

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

Expedia, Inc.

We have audited the accompanying consolidated balance sheet of Expedia, Inc. and subsidiaries (the Company) as of December 31, 2002 (as restated), and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended (as restated). Our audit also included the financial statement schedule for the year ended December 31, 2002, listed in the Index at page F-38. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Expedia, Inc. and subsidiaries at December 31, 2002 (as restated), and the consolidated results of their operations and their cash flows for the year then ended (as restated), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the financial statements, the Company has restated the financial statements for the year ended December 31, 2002.

/s/    ERNST & YOUNG, LLP

Seattle, Washington

February 5, 2003,

except for the second paragraph of Note 15,

as to which the date is March 19, 2003, and

except for Note 16,

as to which the date is April 28, 2003

INDEPENDENT AUDITORS’ REPORT

Expedia, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheet of Expedia, Inc. and subsidiaries (the Company) as of December 31, 2001 (as restated), and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the six-month period ended December 31, 2001, and for each of the two years in the period ended June 30, 2001 (as restated). Our audits also included the financial statement schedule for the six-month period ended December 31, 2001, and for each of the two years in the period ended June 30, 2001, listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Expedia, Inc. and subsidiaries as of December 31, 2001 (as restated) and the results of their operations and their cash flows for the six-month period ended December 31, 2001, and for each of the two years in the period ended June 30, 2001 (as restated), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the six-month period ended December 31, 2001, and for each of the two years in the period ended June 30, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements referred to above, the Company changed its method of accounting for goodwill and other intangible assets in 2001.

The Company has restated the consolidated financial statements referred to above to adjust stock-based compensation expense as discussed in Note 16 with related changes in Note 2.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

February 4, 2002 (April 28, 2003 as to Note 16)

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002 (restated)	2001 (restated)	2001 (restated)	2000 (restated)
Merchant revenues	$339,137	$68,423	$64,548	$10,912
Agency revenues	231,817	81,545	122,987	59,534
Advertising and other revenues	19,644	11,272	34,685	24,185

Revenues	590,598	161,240	222,220	94,631

Cost of merchant revenues (excluding recognition of stock-based compensation of $5, $89, $542 and $1,198 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	98,770	19,325	17,567	3,369
Cost of agency revenues (excluding recognition of stock-based compensation of $5, $69, $512 and $1,132 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	87,771	31,287	53,427	34,136
Cost of advertising and other revenues (excluding recognition of stock-based compensation of $0, $13, $150 and $332 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	2,726	1,555	3,280	2,643

Cost of revenues	189,267	52,167	74,274	40,148

Gross profit	401,331	109,073	147,946	54,483

Operating expenses:
Product development (excluding recognition of stock-based compensation of $1,366, $2,899, $21,278 and $45,645 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	36,532	13,652	24,682	20,391
Sales and marketing (excluding recognition of stock-based compensation of $125, $292, $2,369 and $5,131 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	172,758	48,358	90,159	65,701
General and administrative (excluding recognition of stock-based compensation of $1,383, $1,005, $5,377 and $16,613 for the periods ended December 31, 2002, 2001 and June 30, 2001, 2000)	46,603	14,877	22,540	10,507
Amortization of goodwill	—	—	20,285	5,502
Amortization of intangible assets	22,017	19,809	41,741	12,361
Recognition of stock-based compensation	2,884	4,367	30,228	70,051

Total operating expenses	280,794	101,063	229,635	184,513

Income (loss) from operations	120,537	8,010	(81,689)	(130,030)
Net interest income and other	11,276	2,543	4,591	2,353
Share of joint venture net loss	(711)	(769)	—	—
USA merger related expense	(11,566)	(7,691)	—	—

Income (loss) before provision for income taxes	119,536	2,093	(77,098)	(127,677)
Provision for income taxes	(49,543)	—	—	—

Net income (loss)	$69,993	$2,093	$(77,098)	$(127,677)

Net income (loss) per common share:
Basic	$0.62	$0.02	$(0.82)

Diluted	$0.55	$0.02	$(0.82)

Pro forma basic and diluted				$(1.68)

Weighted average number of shares outstanding:
Basic	113,072	102,342	94,420

Diluted	127,972	124,384	94,420

Pro forma basic and diluted				76,088

See accompanying notes (see Note 16 for description of restatement).

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002 (restated)	2001 (restated)
ASSETS
Current assets:
Cash and cash equivalents	$218,219	$238,374
Marketable securities	365,790
Accounts receivable, net of allowance of $1,859 and $1,412	35,741	17,649
Prepaid merchant bookings	12,435	8,726
Prepaid expenses and other current assets	12,667	7,192

Total current assets	644,852	271,941

Property and equipment, net	30,368	21,447
Restricted deposits and other assets	15,739	12,897
Goodwill, net	124,286	78,890
Intangible assets, net	44,668	19,380

Total assets	$859,913	$404,555

LIABILITIES
Current liabilities:
Accounts payable	$39,159	$34,097
Accrued expenses	180,628	66,818
Deferred merchant bookings	149,348	52,965
Unearned revenue	4,772	1,574

Total current liabilities	373,907	155,454

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY

Common stock, $.01 par value, 600,000 and 120,000 shares authorized, 48,906 and 105,740 shares issued and outstanding	488	1,058
Class B common stock, $.01 par value, 150,000 and 0 shares authorized, 69,002 and 0 issued and outstanding	690
Preferred stock, $.01 par value, 20,000 and 10,000 shares authorized, none issued and outstanding
Stockholder warrants	77,839
Additional paid-in-capital	500,839	448,998
Contribution from parent	95,443
Contribution receivable from parent	(62,234)
Unearned stock-based compensation	(1,564)	(2,895)
Retained deficit	(128,328)	(198,261)
Accumulated other comprehensive income	2,833	201

Total stockholders' equity	486,006	249,101

Total liabilities and stockholders' equity	$859,913	$404,555

See accompanying notes (see Note 16 for description of restatement).

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Class B Common Stock		Stockholder Warrants	Additional Paid-In Capital	Net Contribution from Microsoft	Accumulated Deficit	Contribution by Parent	Contribution Receivable from Parent	Unearned Stock-Based Compensation	Retained Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 1999							$85,089	$(86,764)						$(1,675)
Comprehensive income:
Net loss (restated)								(4,950)				$(122,727)		(127,677)
Currency translation adjustment													$231	231

Total comprehensive income (restated)														(127,446)
Net contribution from Microsoft							6,252							6,252
Conversion of Microsoft’s net investment and additional contributed assets to common stock and paid-in capital	66,000	$660				$3,376	(91,341)	91,714				(330)		4,079
Proceeds from issuance of common stock, net of issuance costs	11,960	120				76,586						(60)		76,646
Proceeds from exercise of options	1,152	12				1,590						(6)		1,596
Capitalization of unearned stock-based compensation						111,630					$(111,630)
Recognition of stock-based compensation (restated)											70,051			70,051
Forfeiture of stock-based compensation						(1,680)					1,680
Acquisition of Travelscape	5,308	53				96,305						(27)		96,331
Acquisition of VacationSpot	4,558	45				81,639						(22)		81,662

Balance, June 30, 2000 (restated)	88,978	890				369,446					(39,899)	(123,172)	231	207,496
Comprehensive income:
Net loss (restated)												(77,098)		(77,098)
Currency translation adjustment													(47)	(47)

Total comprehensive income (restated)														(77,145)
Proceeds from issuance of common stock and common stock warrants	7,702	77				62,496						(39)		62,534
Proceeds from exercise of options	3,672	37				7,867						(18)		7,886
Recognition of stock-based compensation (restated)											30,228			30,228
Forfeiture of stock-based compensation						(1,906)					1,906

Balance, June 30, 2001 (restated)	100,352	1,004				437,903					(7,765)	(200,327)	184	230,999

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME—(Continued)

(in thousands)

	Common Stock		Class B Common Stock		Stockholder Warrants	Additional Paid-In Capital	Net Contribution from Microsoft	Accumulated Deficit	Contribution by Parent	Contribution Receivable from Parent	Unearned Stock-Based Compensation	Retained Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, June 30, 2001 (restated)	100,352	1,004				437,903					(7,765)	(200,327)	184	230,999
Comprehensive income:
Net income (restated)												2,093		2,093
Currency translation adjustment													17	17

Total comprehensive income (restated)														2,110
Proceeds from exercise of options	4,686	47				11,602						(24)		11,625
Proceeds from issuance of common stock	702	7				(4)						(3)
Recognition of stock-based compensation (restated)											4,367			4,367
Forfeiture of stock-based compensation						(503)					503

Balance, December 31, 2001 (restated)	105,740	1,058				448,998					(2,895)	(198,261)	201	249,101
Comprehensive income:
Net income (restated)												69,993		69,993
Unrealized investment gains, net of tax of $1,451						1,451							2,636	4,087
Currency translation adjustment													(4)	(4)

Total comprehensive income (restated)														74,076
Contribution by USA									$95,296	$(75,296)				20,000
Contribution by Microsoft									147					147
Recognition of non-cash marketing expense										13,062				13,062
Proceeds from exercise of options	9,837	98				36,934						(48)		36,984
Proceeds from issuance of common stock	2,261	22				51,093						(12)		51,103
Recapitalization of common stock to Class B common stock	(69,014)	(690)	69,002	$690
Issuance of warrants to stockholders					$77,869	(77,869)
Proceeds from exercise of warrants	2				(30)	91								61
Tax benefit from stock options						38,588								38,588
Issuance of restricted stock	80					2,175					(2,175)
Recognition of stock-based compensation (restated)											2,884			2,884
Forfeiture of stock-based compensation						(622)					622

Balance, December 31, 2002 (restated)	48,906	$488	69,002	$690	$77,839	$500,839	$—	$—	$95,443	$(62,234)	$(1,564)	$(128,328)	$2,833	$486,006

See accompanying notes (see Note 16 for description of restatement).

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002 (restated)	2001 (restated)	2001 (restated)	2000 (restated)
Operating activities:
Net income (loss)	$69,993	$2,093	$(77,098)	$(127,677)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,629	6,393	6,686	2,816
Recognition of stock-based compensation	2,884	4,367	30,228	70,051
Amortization of goodwill and other intangibles	22,017	19,809	62,026	17,863
Amortization of discount on marketable securities, net	1,325
Realized gain on sale of marketable securities	(902)
USA merger related expense	11,566	7,691
Contributed USA marketing expense	13,062
Provision for income taxes	49,461
Share of joint venture net loss	711	769
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,601)	12,067	(15,776)	(7,598)
Prepaid merchant bookings	5,119	21,444	(28,819)	513
Prepaid expenses and other current assets	(3,873)	4,450	(6,541)	(5,085)
Accounts payable and accrued expenses	88,153	25,149	35,647	22,596
Deferred merchant bookings	50,581	(27,361)	65,902	(7,719)
Unearned revenue	3,198	29	(8,768)	3,306

Net cash (used in) provided by operating activities	327,323	76,900	63,487	(30,934)

Investing activities:
Purchase of marketable securities	(475,076)
Proceeds from sale of marketable securities	112,949
Additions to property and equipment	(21,963)	(12,450)	(17,018)	(5,184)
Acquisitions, net of cash acquired	(59,574)		(1,175)	18,836
Proceeds from sale of building, net of costs	—	1,388
(Funding) return of restricted deposits, net	(539)	(12,228)	6,383	(3,720)

Net cash (used in) provided by investing activities	(444,203)	(23,290)	(11,810)	9,932

Financing activities:
USA merger related expense	(11,566)	(7,691)
Net contribution from parent	20,147			10,331
Repayment of notes payable		(1,348)	(559)	(7,132)
Net proceeds from issuance of common stock and common stock warrants	51,164		62,534	76,646
Net proceeds from exercise of options	36,984	11,625	7,886	1,596

Net cash provided by financing activities	96,729	2,586	69,861	81,441

Effect of foreign exchange rate changes on cash and cash equivalents	(4)	17	(47)	231

Net increase (decrease) in cash and cash equivalents	(20,155)	56,213	121,491	60,670
Cash and cash equivalents at beginning of period	238,374	182,161	60,670

Cash and cash equivalents at end of period	$218,219	$238,374	$182,161	$60,670

Supplemental disclosures to cash flow statements:
Contribution from parent—non-cash prepaid marketing expenses	$75,000
Contribution from parent—refund of merger related expenses	296
Forfeiture of stock-based compensation	622	$503	$1,906	$1,680
Acquisition of new businesses	59,574			177,228
Issuance of warrants to stockholders	77,869
Proceeds from exercise of warrants	30
Issuance of restricted stock	2,175
Cost-based investments received			617
Cashless exercise of common stock warrants		4
Cash paid for interest		28	64	111
Unearned stock-based compensation				111,630

See accompanying notes (see Note 16 for description of restatement).

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

Basic and diluted net income (loss) per share and pro forma basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002 (restated)	2001 (restated)	2001 (restated)	2000 (restated)
Net income (loss)	$69,993	$2,093	$(77,098)	$(127,677)

Net income (loss) per common share:
Basic	$0.62	$0.02	$(0.82)

Diluted	$0.55	$0.02	$(0.82)

Pro forma basic and diluted				$(1.68)

Weighted average number of shares outstanding:
Basic	113,072	102,342	94,420
Dilutive effect of:
Contingently issuable common stock	80	492
Options to purchase common stock	13,332	21,018
Warrants to purchase common stock	1,488	532

Diluted	127,972	124,384	94,420

Pro forma basic and diluted				76,088

Antidilutive securities not included in pro forma basic and diluted net loss per common share:
Contingently issuable common stock			1,836	2,544

Options to purchase common stock			16,498	6,476

Warrants to purchase common stock			88	148

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

In February 2002, USA granted stock options to purchase 480,000 shares of USA stock to certain executives of Expedia. Exercise prices of these options were $28.83 and were equal to the market value of USA common stock on the date of grant. There was no compensation expense related to these option grants in accordance with the rules of APB No. 25. Fair value of these options, determined using Black-Scholes method, was approximately $6.4 million which vest over four years.

The following summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share amounts):

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002 (restated)	2001 (restated)	2001 (restated)	2000 (restated)
Net income (loss), as reported	$69,993	$2,093	$(77,098)	$(127,677)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,667	4,367	30,228	70,051
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(37,908)	(24,398)	(63,131)	(52,852)

Pro forma net income (loss)	$34,752	$(17,938)	$(110,001)	$(110,478)

Net income (loss) per common share:
Basic—as reported	$0.62	$0.02	$(0.82)

Basic—pro forma	$0.31	$(0.18)	$(1.17)

Diluted—as reported	$0.55	$0.02	$(0.82)

Diluted—pro forma	$0.27	$(0.14)	$(1.17)

Pro forma basic and diluted—as reported				$(1.68)

Pro forma basic and diluted—pro forma				$(1.45)

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. This EITF release provides guidance on the following issues. (1) The circumstances under which cash consideration received from a vendor by a reseller should be considered (a) an adjustment of the prices of the vendor’s products or services and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement, (b) an adjustment to a cost incurred by the reseller and, therefore, characterized as a reduction of that cost when recognized in the reseller’s income statement, or (c) a payment for assets or services delivered to the vendor and, therefore, characterized as revenue when recognized in the reseller’s income statement. (2) If a vendor offers a customer a rebate or refund of a specified amount of cash consideration that is payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period, when the customer should recognize the rebate and how the customer should measure the amount of the offer. Consensuses reached are effective for arrangements entered into after December 31, 2002 and November 21, 2002, respectively. Effective January 1, 2003, the Company adopted consensus one of this release and believes that the application of EITF 02-16 will not have a material effect on its financial position or results of operations.

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in Fiscal Year

In February 2002, the Company’s Board of Directors approved the change in fiscal year from June 30 to December 31. The unaudited financial information for the twelve months ended December 31, 2001 is as follows (in thousands, except per share amounts):

Revenues	$296,936

Gross profit	$203,521

Loss from operations (restated)	$(14,741)

Net loss (restated)	$(18,877)

Net loss per common share (restated):
Basic and diluted	$(0.19)

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the results of operations of the Company on a pro forma basis. These results are based on the individual historic results of the Company, Travelscape, VacationSpot and CCV, and reflect adjustments to give effect to the acquisitions as if they had occurred at the beginning of the earliest period presented (in thousands, except per share amounts):

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002 (restated)	2001 (restated)	2001 (restated)	2000 (restated)
	(Unaudited)
Revenues	$606,455	$196,052	$303,607	$184,854
Cost of revenues	201,120	77,774	133,321	97,505

Gross profit	405,335	118,278	170,286	87,349
Operating expenses	285,120	110,073	251,382	275,312

Income (loss) from operations	120,215	8,205	(81,096)	(187,963)
Other income (expense)	(702)	(4,737)	8,940	1,920

Income (loss) before provision for income taxes	119,513	3,468	(72,156)	(186,043)
Provision for income taxes	(49,567)	(1,084)

Net income (loss)	$69,946	$2,384	$(72,156)	$(186,043)

Net income (loss) per common share:
Basic	$0.62	$0.02	$(0.75)	$(2.29)

Diluted	$0.55	$0.02	$(0.75)	$(2.29)

Weighted average number of shares outstanding:
Basic	113,374	104,216	96,294	81,290

Diluted	128,274	126,258	96,294	81,290

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below shows the effect on net loss and net loss per share had SFAS No. 142 been adopted in prior periods (in thousands, except per share amounts):

	Years ended June 30,
	2001 (restated)	2000 (restated)
Reported net loss	$(77,098)	$(127,677)
Amortization of goodwill	20,285	5,502
Amortization of workforce	2,400	690

Adjusted net loss	$(54,413)	$(121,485)

Reported net loss per share:
Basic and diluted	$(0.82)
Pro forma basic and diluted		$(1.68)
Amortization of goodwill	0.21	0.07
Amortization of workforce	0.03	0.01

Adjusted net loss per share:
Basic and diluted	$(0.58)

Pro forma basic and diluted		$(1.60)

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

Based upon the Company’s limited operating history, the difficulty in accurately forecasting long-term future results, the large amount of net operating loss carryforwards for income tax purposes and the expected continuation of tax deductions attributable to stock option deductions, the Company has applied a valuation allowance equivalent to the expected tax benefit from its net operating loss carryforward and other deferred tax assets. As a result, the Company has not recorded a benefit for current federal and state income taxes or a related deferred tax asset. The valuation allowance increased $53.5 million, $14.3 million, and $29.9 million for the year ended December 31, 2002, the six-month period ended December 31, 2001, the year ended June 30, 2001, respectively, and decreased $0.2 million for the year ended June 30, 2000.

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of total current income tax expense to the amounts computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes is shown as follows (in thousands):

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
Income tax expense (benefit) at the federal statutory rate of 35% (restated)	$41,838	$733	$(26,984)	$(44,687)
Recognition of stock-based compensation (restated)	(52,649)	(23,342)	(2,696)	21,734
Amortization of goodwill and intangibles	5,620	6,933	21,709	6,152
Change in valuation allowance	53,480	14,300	7,910	16,801
Other	1,254	1,376	61

Income tax expense	$49,543	$—	$—	$—

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

11.    Employee Benefits

Employees participate in stock-based compensation and savings plans that are administered through the Company and involve options to acquire the Company’s stock. For the period prior to October 1, 1999, employees participated in the Microsoft stock-based compensation and savings plans that involved options to acquire Microsoft stock. Options and expense information presented herein represent only the Company’s plans. The options information has been adjusted to reflect the two-for-one split.

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The segment information is as follows (in thousands):

	Year ended December 31,	Six-month period ended December 31,	Year ended June 30,
	2002 (restated)	2001 (restated)	2001 (restated)
Revenues
North America	$553,362	$154,217	$213,985
International	37,236	7,023	8,235

Total	$590,598	$161,240	$222,220

Depreciation and amortization
North America	$38,204	$25,740	$68,106
International	442	462	606

Total	$38,646	$26,202	$68,712

Income (loss) from operations
North America	$123,033	$11,947	$(63,758)
International	(2,496)	(3,937)	(17,931)

Total	$120,537	$8,010	$(81,689)

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

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16.    Restatement

In April 2003, the Company became aware of an error in the computation of amortization of stock-based compensation expense for the year ended June 30, 2000, related to stock options granted on the completion of its initial public offering in place of the cancelled unvested Microsoft options (see Note 11). Subsequent periods (year ended June 30, 2001, six-month period ended December 31, 2001, and the year ended December 31, 2002) were affected by the impact of the error.

Accordingly, the Company has restated these consolidated financial statements to correct the error in fiscal 2000 and the resulting impact on the subsequent periods.

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of the restatements for the year ended December 31, 2002, the six-month period ended December 31, 2001, and for the years ended June 30, 2001 and 2000 is as follows (in thousands, except per share amounts):

	Year ended December 31,	Six-month period ended December 31,	Years ended June 30,
	2002	2001	2001	2000
Recognition of stock-based compensation:
As previously reported	$6,562	$5,988	$31,183	$60,689

Restated	$2,884	$4,367	$30,228	$70,051

Net income (loss):
As previously reported	$66,315	$472	$(78,053)	$(118,315)

Restated	$69,993	$2,093	$(77,098)	$(127,677)

Basic net income (loss) per common share:
As previously reported	$0.59	$0.00	$(0.83)

Restated	$0.62	$0.02	$(0.82)

Diluted net income (loss) per common share:
As previously reported	$0.52	$0.00	$(0.83)

Restated	$0.55	$0.02	$(0.82)

Pro forma basic and diluted net loss per common share:
As previously reported				$(1.55)

Restated				$(1.68)

The effect of the restatement on selected balance sheet items is as follows (in thousands):

	December 31,
	2002	2001
Unearned stock-based compensation:
As previously reported	$(4,672)	$(9,681)

Restated	$(1,564)	$(2,895)

Retained deficit:
As previously reported	$(125,220)	$(191,475)

Restated	$(128,328)	$(198,261)

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

2.2	Asset Purchase Agreement by and among Expedia, Inc., Classic Custom Vacations and Classic Vacation Group, Inc., dated as of January 22, 2002.**

2.3	Note Purchase Agreement by and among Expedia, Inc., Classic Vacation Group, Inc., CVG Investment LLC and GV Investment LLC, dated as of January 22, 2002.**

2.4	Agreement and Plan of Merger by and among USA Interactive, Equinox Merger Corp. and Expedia, Inc. dated as of March 18, 2003.++++

3.1	Amended and Restated Articles of Incorporation.*

3.2	Amended and Restated Bylaws.*

4.1	Form of Common Stock Certificate.***

4.2	Form of Class B Common Stock Certificate.*

4.3	Form of Shareholder Equity Warrant (included in Exhibit 4.4).

4.4	Form of Shareholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.*

4.5	Form of Optionholder Equity Warrant (included in Exhibit 4.6).

4.6	Form of Optionholder Equity Warrant Agreement between Expedia, Inc. and Mellon Investor Services LLC.****

10.1	Hosting Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of August 14, 2001.#

10.2	Amended and Restated Services Agreement between Expedia, Inc. and Microsoft Corporation, dated as of December 21, 2001.+

10.3	Agreement to Assign Patent Applications and Royalty Sharing Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 6, 2001.*

10.4	Amended and Restated Map Server License Agreement between Expedia, Inc. and Microsoft Corporation, effective August 15, 2001.#

10.5	Amended and Restated MSN/Expedia Carriage and Cross Promotion Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 29, 2001.#†

10.5.1	Side Letter between Expedia, Inc. and Microsoft Corporation, dated as of July 27, 2001.#†

10.6	Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, effective October 1, 1999.***

10.6.1	Agreement re. Tax Allocation Agreement between Expedia, Inc. and Microsoft Corporation, dated as of November 9, 2001.*

10.7	CRS Marketing, Services and Development Agreement between Microsoft Corporation and Worldspan, L.P., dated December 15, 1995 and amended as of January 1, 1997, July 1, 1998 and April 1, 1999.***†

10.7.1	Amendment No. 4 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of July 13, 2001.#†

10.7.2	Amendment No. 5 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of October 22, 2001.+††

10.7.3	Amendment No. 6 to CRS Marketing, Services and Development Agreement between Expedia, Inc. and Worldspan, L.P. dated as of January 1, 2002.+††

10.8	Amended and Restated Development Agreement between Expedia, Inc. and Worldspan, L.P., dated as of June 25, 2001.#†

10.9	Service Agreement between Microsoft Corporation and World Travel Partners, L.P., dated as of October 9, 1996 and amended as of April 1, 1999.***†

10.9.1	Amendment No. 2 to Microsoft Corporation/World Travel Partners Service Agreement, effective July 1, 2000.##†

10.9.2	Amendment No. 3 to Microsoft Corporation/World Travel Partners Service Agreement, effective March 1, 2002.+††

10.10	Expedia, Inc. 1999 Amended and Restated Stock Option Plan.###

10.11	Expedia, Inc. 1999 Amended and Restated Employee Stock Purchase Plan.#

10.12	Expedia, Inc. 1999 Directors’ Stock Option Plan.***

10.13	Expedia, Inc. Amended and Restated 2001 Stock Plan.+++++

10.14	Employment Agreement between Expedia, Inc. and Richard N. Barton, dated as of February 7, 2002.+

10.15	Employment Agreement between Expedia, Inc. and Gregory S. Stanger, dated as of February 7, 2002.+

10.16

Form of Employment Agreement between Expedia, Inc. and each of David Beitel, Byron Bishop, Mark Britton, Michael Day, Kathleen Dellplain, Dhiren Fonseca, Lloyd Frink, Allyson Henry, Robert Hohman, and Howard Mendelsohn, each dated as of February 4, 2002.+

10.17	Common Stock Purchase Agreement between Expedia, Inc., TCV IV, L.P. and TCV IV Strategic Partners, L.P., dated as of June 25, 2000.####

10.18	Common Stock Purchase Agreement between Expedia, Inc. and Microsoft Corporation, dated as of June 25, 2000.####

10.19	Travelscape Office Lease and assignment thereto dated as of August 1, 2000.##

10.20	Form of Registration Rights Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 4, 2002.*

10.21	Terms of NLG Call Option between Expedia, Inc. and USA Networks, Inc.*

10.22	Terms of Travel Channel Option between Expedia, Inc. and USA Networks, Inc.*

10.23	Terms of Media Arrangements in USA Media, LLC between Expedia, Inc. and USA Networks, Inc.*

10.24	Stock Purchase Agreement between Expedia, Inc. and USA Networks, Inc., dated as of February 20, 2002.+

10.25	Office Lease between EOP-Sunset North Bellevue, LLC and Expedia, Inc. +++

10.26	Employment Agreement between Expedia, Inc. and Ronald M. Letterman, dated January 22, 2002. ++

10.27	Amended and Restated Employment Agreement, dated as of July 9, 2002, between Expedia, Inc. and Erik C. Blachford.+++++

10.28	Resignation Agreement, dated as of February 5, 2003, between Expedia, Inc. and Richard N. Barton.+++++

10.29	Amended and Restated Employment Agreement, dated as of April 1, 2003, by and between Erik C. Blachford and Expedia, Inc.

21.1	List of Subsidiaries.+++++

23.1	Consent of Deloitte & Touche LLP, Independent Auditors.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney.+++++

99.1	Certification of Eric C. Blachford Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Gregory S. Stanger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-4 filed November 9, 2001 and incorporated herein by reference.
**	Previously filed as an exhibit to Expedia’s Schedule 13D filed February 12, 2002 and incorporated herein by reference.
***	Previously filed as an exhibit to Expedia’s Form S-1 filed September 23, 1999 and incorporated herein by reference.
****	Previously filed as an exhibit to Expedia’s Amendment No. 1 to Form S-3 filed December 4, 2001 and incorporated herein by reference.
#	Previously filed as an exhibit to Expedia’s Form 10-K filed August 22, 2001 and incorporated herein by reference.
##	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2000 and incorporated herein by reference.
###	Previously filed as an exhibit to Expedia’s post-effective Amendment No. 1 to Form S-8 filed November 9, 2001 and incorporated herein by reference.
####	Previously filed as an exhibit to Expedia’s Form 8-K filed September 15, 2001 and incorporated herein by reference.
+	Previously filed as an exhibit to Expedia’s Transition Report on Form 10-K for the transition period from July 1, 2001 to December 31, 2001, filed on April 1, 2002 and incorporated herein by reference.
++	Previously filed as an exhibit to Expedia’s Form 10-Q filed May 15, 2002 and incorporated herein by reference.
+++	Previously filed as an exhibit to Expedia’s Form 10-Q filed November 14, 2002 and incorporated herein by reference.
++++	Previously filed as an exhibit to Expedia’s Form 8-K filed March 19, 2003 and incorporated by reference.
+++++	Previously filed as an exhibit to Expedia’s Form 10-K filed on March 31, 2003 and incorporated herein by reference.
†	Confidential treatment granted for portions of this agreement pursuant to Rule 406 of the Securities Act or Rule 24(b)(2) of the Exchange Act.
††	Confidential treatment requested for portions of this agreement pursuant to Rule 24(b)(2) of the Exchange Act.