Form 10-Q
period 2003-03-31
EXPEDIA INC
filed 2003-05-15
CIK 1095357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission File Number 0-27429

EXPEDIA, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1996083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13810 SE Eastgate Way, Ste. 400, Bellevue, WA	98005
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (425) 564-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s stock as of April 30, 2003 was 119,826,000 consisting of 50,824,000 of common stock and 69,002,000 of Class B common stock.

EXPEDIA, INC.

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002 (restated)
Merchant revenues	$116,741	$57,650
Agency revenues	77,855	51,741
Advertising and other revenues	4,164	6,615

Revenues	198,760	116,006

Cost of merchant revenues (excluding recognition of stock-based compensation, of $79 and $24 for the three months ended March 31, 2003 and 2002)	30,677	14,793
Cost of agency revenues (excluding recognition of stock-based compensation of $63 and $25 for the three months ended March 31, 2003 and 2002)	24,504	19,503
Cost of advertising and other revenues (excluding recognition of stock-based compensation of $1 and $4 for the three months ended March 31, 2003 and 2002)	533	848

Cost of revenues	55,714	35,144

Gross profit	143,046	80,862

Operating expenses:
Product development (excluding recognition of stock-based compensation of $560 and $971 for the three months ended March 31, 2003 and 2002)	10,964	8,727
Sales and marketing (excluding recognition of stock-based compensation of $254 and $96 for the three months ended March 31, 2003 and 2002)	62,465	34,836
General and administrative (excluding recognition of stock-based compensation of $6,724 and $486 for the three months ended March 31, 2003 and 2002)	15,499	8,241
Amortization of intangible assets	4,552	8,768
Recognition of stock-based compensation	7,681	1,606

Total operating expenses	101,161	62,178

Income from operations	41,885	18,684

Net interest income and other	2,562	2,683
Share of joint venture net loss	(242)	(247)
USA merger related expense	(2,002)	(9,860)

Income before provision for income taxes	42,203	11,260

Provision for income taxes	(15,337)	(4,614)

Net income	$26,866	$6,646

Net income per common share:
Basic	$0.23	$0.06

Diluted	$0.20	$0.05

Weighted average number of shares outstanding:
Basic	118,316	108,558

Diluted	132,028	122,848

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$269,641	$218,219
Marketable securities	501,806	365,790
Accounts receivable, net of allowance of $2,028 and $1,859, respectively	41,773	35,741
Prepaid merchant bookings	30,505	12,435
Prepaid expenses and other current assets	19,334	12,667

Total current assets	863,059	644,852

Property and equipment, net	30,782	30,368
Restricted deposits and other assets	17,307	15,739
Goodwill, net	124,202	124,286
Intangible assets, net	40,182	44,668

Total assets	$1,075,532	$859,913

LIABILITIES
Current liabilities:
Accounts payable	$67,804	$39,159
Accrued expenses	206,650	180,628
Deferred merchant bookings	270,202	149,348
Unearned revenue	5,048	4,772

Total current liabilities	549,704	373,907

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value, 600,000 shares authorized, 50,424 and 48,906 shares issued and outstanding, respectively	505	488
Class B common stock, $.01 par value, 150,000 shares authorized, 69,002 shares issued and outstanding	690	690
Preferred stock, $.01 par value, 20,000 shares authorized, none issued and outstanding
Stockholder warrants	77,839	77,839
Additional paid-in-capital	534,848	500,839
Contribution from parent	95,443	95,443
Contribution receivable from parent	(59,230)	(62,234)
Unearned stock-based compensation	(550)	(1,564)
Retained deficit	(126,473)	(128,328)
Accumulated other comprehensive income	2,756	2,833

Total stockholders’ equity	525,828	486,006

Total liabilities and stockholders’ equity	$1,075,532	$859,913

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Common Stock		Class B Common Stock		Stockholder Warrants	Additional Paid-In Capital	Contribution by Parent	Contribution Receivable from Parent	Unearned Stock-Based Compensation	Retained Deficit	Accumulated Other Comprehensive Income

	Shares	Amount	Shares	Amount								Total
Balance, December 31, 2002	48,906	$488	69,002	$690	$77,839	$500,839	$95,443	$(62,234)	$(1,564)	$(128,328)	$2,833	$486,006
Comprehensive income:
Net income										26,866		26,866
Unrealized investment gains, net of tax of $78						78					274	352
Less: Reclassification adjustments for gain included in net income, net of tax of $133						(133)					(374)	(507)
Currency translation adjustment											23	23

Total comprehensive income												26,734
Recognition of non-cash marketing expense								3,004				3,004
Proceeds from exercise of options and warrants	2,384	25				12,211				(7)		12,229
Repurchase of common stock	(816)	(8)								(25,004)		(25,012)
Tax benefit from stock options						15,186						15,186
Recognition of stock-based compensation						7,830			(149)			7,681
Forfeiture of stock-based compensation	(50)					(1,163)			1,163

Balance, March 31, 2003	50,424	$505	69,002	$690	$77,839	$534,848	$95,443	$(59,230)	$(550)	$(126,473)	$2,756	$525,828

EXPEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002 (restated)
Operating activities:
Net income	$26,866	$6,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,075	4,003
Recognition of stock-based compensation	7,681	1,606
Amortization of intangible assets	4,552	8,768
Amortization of discount on marketable securities, net	388
Realized gain on sale of marketable securities	(374)
USA merger-related expense	2,002	9,860
Contributed USA marketing expense	3,004	1,488
Provision for deferred income taxes	15,186	4,614
Share of joint venture net loss	242	247
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,032)	(6,513)
Prepaid merchant bookings	(18,070)	(5,330)
Prepaid expenses and other current assets	(6,667)	(1,911)
Accounts payable and accrued expenses	54,443	41,552
Deferred merchant bookings	120,854	54,290
Unearned revenue	276	518

Net cash provided by operating activities	209,426	119,838

Investing activities:
Purchase of marketable securities	(214,662)
Proceeds from sale of marketable securities	78,477
Additions to property and equipment	(5,489)	(5,033)
Acquisitions, net of cash acquired		(35,326)
Funding of restricted deposits, net	(1,568)	(2,245)

Net cash used in investing activities	(143,242)	(42,604)

Financing activities:
USA merger-related expense	(2,002)	(9,860)
Net proceeds from issuance of common stock		48,087
Repurchase of common stock	(25,012)
Net proceeds from exercise of options and warrants	12,229	11,602

Net cash (used in) provided by financing activities	(14,785)	49,829

Effect of foreign exchange rate changes on cash and cash equivalents	23	(6)

Net increase in cash and cash equivalents	51,422	127,057
Cash and cash equivalents at beginning of period	218,219	238,374

Cash and cash equivalents at end of period	$269,641	$365,431

Supplemental disclosures to cash flow statements:
Contribution from parent—non-cash prepaid marketing expenses		$75,000
Contributed USA marketing expense	$3,004	1,488
Forfeiture of stock-based compensation	1,163	11
Acquisition of new businesses		48,611
Issuance of warrants to stockholders		77,869
Cash paid for interest		1
Issuance of restricted stock		1,908

EXPEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Description of Business

Expedia, Inc. (the Company or Expedia) sells travel services to leisure and corporate customers around the world. This encompasses providing schedule, pricing and availability information for booking reservations for airlines, hotels, rental cars, cruises and other travel products such as sightseeing tours, show and event tickets and theme park passes. The Company sells these travel services both individually and as components of dynamically-assembled packaged travel vacations and trips. In addition, the Company provides content that presents travelers with information about travel destinations, maps and other travel details.

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

The Company classifies revenues into three categories: merchant, agency, and advertising and other. Merchant revenues are derived from travel related sales transactions where the Company both purchases from the supplier and sells to the customer the requested travel service. Merchant revenues are presented in the statement of operations at the net amount, which reflects the gross amount charged to the customer less the cost paid to the supplier. Agency revenues are derived from travel-related sales transactions where the Company receives commissions and fees from travel suppliers and customers. Agency revenues also include paper ticket mailing fee revenues, which are generated by processing and delivering a paper ticket via express mail if the customer chooses not to have an electronic ticket or an electronic ticket is not available, and service fees which are charged to customers for most airline tickets booked on the Company’s U.S. and Canadian websites. Advertising and other revenues consist primarily of advertising revenues. The Company derives advertising revenues from advertisements on its websites. The Company has also licensed components of its technology to other companies.

The Company was incorporated in the state of Washington on August 23, 1999. Prior to that, it operated as a separate business within Microsoft Corporation (Microsoft). It began selling travel services on its first website, Expedia.com, in October 1996. On October 1, 1999, Microsoft separated the Company’s assets and contributed them in exchange for 66,000,000 shares of Expedia common stock or 100% of the outstanding common stock at that date. On November 10, 1999, the Company completed an initial public offering in which it sold 11,960,000 shares of common stock at a price of $7.00 per share, raising $76.6 million in net proceeds. On February 4, 2002, USA Interactive (formerly known as USA Networks, Inc.) (USA) completed its acquisition of a controlling interest in Expedia, including all of Microsoft’s shares, through a subsidiary merger (the USA acquisition of control). On March 19, 2003, the Company announced that it entered into a merger agreement with USA whereby USA would acquire all of the Company’s publicly held shares it did not currently own in a stock-for-stock merger. Upon completion of the merger, Expedia will be a wholly-owned subsidiary of USA. See Note 3.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheets and related interim condensed consolidated statements of operations, cash flows and changes in stockholder’s equity and comprehensive income, are unaudited and in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with accounting principles generally accepted in the U.S. Preparing financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results may differ from those estimates. Interim results are not necessarily indicative of results for a full year. Readers of the condensed consolidated financial statements should read the information included in this Form 10-Q in conjunction with Management’s Discussion and Analysis and consolidated financial statements and notes included in the Company’s report on Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission on April 30, 2003.

Intangible Assets and Goodwill

Statements of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, prescribes a two-phase process for impairment testing of goodwill, which is performed once annually, absent indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. The Company has elected to perform the annual impairment test during the fourth calendar quarter of each year. No indicators of impairment were identified during the first quarter of 2003.

Amortization expense for acquired intangible assets for the three months ended March 31, 2003 and 2002, was $4.5 million and $8.8 million, respectively. The estimated amortization for the remaining nine months ended December 31, 2003, is $8.5 million.

The annual estimated amortization expense for the acquired intangible assets for the next five years ending December 31 is as follows (in thousands):

2004	$5,809
2005	3,767
2006	3,676
2007	3,150
2008	1,240

Stock Split in the Form of a Stock Dividend

On February 5, 2003, the Company announced that its Board of Directors had approved a two-for-one stock split in the form of a stock dividend, payable to shareholders of record as of February 24, 2003. References to the number of shares, options and warrants, income per share and other per share amounts in these condensed consolidated financial statements have been adjusted to reflect the split. The stock split was effective on March 10, 2003.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure. Under SFAS No. 148, the Company has elected to apply the fair value recognition approach of SFAS No. 123 on a prospective basis. As a result, the Company has expensed all employee awards granted, modified or settled after January 1, 2003. For employee stock-based compensation awards granted prior to January 1, 2003, the Company accounted for the awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

The Company’s stock-based compensation awards include both non-qualified stock options and restricted stock units. Under SFAS No. 123, these awards are valued at the grant date using the Black-Scholes valuation model and compensation cost is recognized ratably over the vesting period. To the extent awards are forfeited prior to vesting, the corresponding previously-recognized expense is reversed in the period of forfeiture.

The following assumptions are used in the valuation of stock-based compensation:

	Three Months Ended March 31,
	2003	2002
Average risk-free interest rates	2.76%	3.84%
Average expected life (in years)	4.5	5
Volatility	50%	55%

The following table illustrates the results of operations that would have been reported if the fair value based method had been applied to all stock awards granted since the Company’s inception (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net income, as reported	$26,866	$6,646
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4,954	1,568
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(12,960)	(9,265)

Pro forma net income (loss)	$18,860	$(1,051)

Net income (loss) per common share:
Basic—as reported	$0.23	$0.06

Basic—pro forma	$0.16	$(0.01)

Diluted—as reported	$0.20	$0.05

Diluted—pro forma	$0.14	$(0.01)

Weighted average number of shares outstanding:
Basic	118,316	108,558

Diluted	132,028	122,848

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation is to be adopted for financial statements for the fiscal year or interim period beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires consolidation of the results of variable interest entities in which an entity has a majority variable interest. The Company does not expect the adoption of the Interpretation to have a material effect on its financial position or results of operations.

3.    USA Merger

On March 19, 2003, the Company announced that it entered into a merger agreement with USA whereby USA would acquire all the Company’s publicly held shares it did not currently own in a stock-for-stock merger. The Expedia Board of Directors approved the agreement following the unanimous recommendation and approval of a disinterested Special Committee of the Expedia Board. Under the agreement, Expedia shareholders will receive 1.93875 shares of USA common stock for each share of Expedia stock that they own. In connection with the merger, Expedia warrants and options will be converted into warrants and options to acquire USA common stock. The parties expect that the transaction will generally be tax-free to Expedia shareholders. The merger is subject to certain conditions to closing contained in the merger agreement, which was filed with the SEC on March 19, 2003.

4.    Classic Custom Vacations Acquisition

On March 9, 2002, the Company acquired substantially all of the assets of CCV, a wholly-owned subsidiary of Classic Vacation Group, Inc. (CVG), a publicly traded corporation, for an aggregate purchase price of approximately $48.6 million, plus the assumption of approximately $30 million in net liabilities. The Company has accounted for this transaction under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

The following table summarizes the purchase accounting for the acquisition (in thousands):

Current and long-term assets	$48,925
Intangibles and goodwill	78,715
Liabilities assumed	(78,533)

Net assets acquired	49,107
Less: acquisition costs	(496)

Purchase price	$48,611

The following table presents the results of operations of the Company for the three months ended March 31, 2002 on a pro forma basis. These results are based on the individual historic results of the Company and CCV and reflect adjustments to give effect to the acquisition as if they had occurred at the beginning of the period presented (in thousands):

Three Months Ended March 31, 2002
Revenues	$131,863
Cost of revenues	46,997

Gross profit	84,866
Operating expenses	66,504

Income from operations	18,362
Other expense	(7,125)

Income before provision for income taxes	11,237
Provision for income taxes	(4,638)

Net income	$6,599

Net income per common share:
Basic	$0.06

Diluted	$0.05

Weighted average number of shares outstanding:
Basic	109,620

Diluted	123,910

5.    Income Tax

Effective October 1, 1999, the Company entered into a tax allocation agreement with Microsoft. On March 18, 2000, Microsoft’s investment in the Company fell below 80 percent ownership and as a result, the Company began filing separate tax returns. Based on the tax allocation agreement, the Company may be reimbursed by Microsoft for tax losses incurred during the period from October 1, 1999, to March 17, 2000, that are utilized on the Microsoft consolidated U.S. federal tax return. Reimbursements of approximately $2.5 million are expected to be received from Microsoft under this agreement when Microsoft utilizes the Company’s tax losses. As of March 31, 2003, the Company has received $0.1 million of reimbursement from Microsoft, which was recorded as a capital contribution.

Under the tax allocation agreement, the Company must pay Microsoft for a portion of the tax savings resulting from the exercise of certain stock options. In November 2001, the Company entered into an agreement with Microsoft setting forth the manner in which the Company will compensate Microsoft for these tax savings. Under the November 2001 agreement, the Company generally will be required to indemnify Microsoft for the actual federal and state tax savings, up to approximately $36 million that the Company may realize as a result of the use of certain compensation deductions, if and when the Company utilizes such tax savings. As of March 31, 2003, the Company has not utilized the tax savings. Any compensation to Microsoft as a result of utilized tax savings will be recorded as a capital distribution.

At March 31, 2003, the Company has net operating loss carryforwards of approximately $293 million for federal income tax purposes. The net operating loss carryforwards begin to expire in 2017. Approximately $31 million of the loss carryforwards are from acquired companies, the utilization of which, in each carryforward year, may be limited by the Internal Revenue Code.

At March 31, 2003, the Company has utilized the benefit of all of its net operating loss carryforwards other than those generated by stock compensation tax deductions. The remaining net operating loss carryforwards will be utilized to reduce income taxes payable. The benefit of the remaining net operating losses will be recorded as an increase to additional paid-in capital, when realized.

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

6.    Net Income Per Share

Net income per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding.

7.    Related Party Transactions

Microsoft

Subsequent to October 1, 1999, the Company had entered into a number of agreements with Microsoft to facilitate the operations of the Company. Through February 4, 2002, when Microsoft ceased being a related party, the Company recorded revenues and incurred costs representing charges from these agreements as follows (in thousands):

Three Months Ended March 31, 2002
Cost of revenues	$(355)
Product development	(422)
Sales and marketing	(944)
General and administrative	(129)

Net expense	$(1,850)

USA

In connection with the USA acquisition of control consummated on February 4, 2002, the Company received the right to advertising, marketing and promotion time, valued at $15 million for each of the five years after the consummation date, on the various media outlets related to USA. The total amount due under this arrangement was recorded as “contribution receivable from parent” within the consolidated statement of changes in stockholders’ equity and comprehensive income. During the three months ended March 31, 2003 and 2002, the Company recorded $3.0 million and $1.5 million, respectively, under this arrangement as sales and marketing expense.

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

Ticketmaster

The Company entered into an agreement with Ticketmaster, Inc. (Ticketmaster), a subsidiary of USA, on March 19, 2002, to create a new gateway channel on Citysearch.com’s website. This is a content area that provides site visitors with Citysearch’s local content and enables them to plan and book trips using an Expedia.com booking tool with the availability of some Ticketmaster event tickets within Expedia’s customer-built trips. Revenues generated through the gateway channel are shared based on an agreed-upon transaction fee paid by the Company to Ticketmaster. The transaction fees paid in connection with this agreement during the three months ended March 31, 2003 and 2002 were $0.1 million and $0, respectively.

Hotels.com

As the Company and Hotels.com have a common controlling shareholder, the Company previously has said that it would explore areas where it might work together with Hotels.com in a way that would benefit all Expedia customers and stockholders. Although there continues to be many areas of its business where the Company has decided that it can best achieve its goals through separate strategies and practices, there have been instances where, fully consistent with its existing contractual agreements, it has worked cooperatively with Hotels.com, and it anticipates that it will continue to explore such possibilities in the future. On April 10, 2003, USA announced that that they had entered into an agreement with Hotels.com by which USA, already the majority owner of Hotels.com, would acquire the Hotels.com shares it does not currently own in a tax-free, stock-for-stock transaction.

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

The Company will incur an additional $5.0 million of expense related to financial advisory fees in conjunction with USA’s proposal in March 2003 a merger whereby USA would seek to acquire all of the Company’s publicly held shares. The expenditure is contingent upon consummation of the merger and will be recorded upon consummation.

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

On September 6, 2002, a complaint was filed with the Superior Court of the State of Washington for King County by Amazon.com Commerce Services, Inc. alleging that the Company breached a May 25, 2001 Linking Agreement between Expedia and Amazon. Amazon alleges that the Company breached the Linking Agreement by failing to make payments due. Amazon also alleges that the Company refused to pay the amounts owed unless Amazon renegotiated the Linking Agreement and despite Amazon’s willingness and ability to continue performing its obligations, and that as a result, the Company is in breach of the duty of good faith and fair dealing implied in every contract. Amazon’s complaint seeks a judgment of approximately $3.7 million, plus prejudgment interest, an award of attorneys’ fees and other unspecified damages. On March 3, 2003, the Company answered Amazon’s complaint, denied its claims and asserted affirmative defenses. The Company also alleged that Amazon failed to perform under the Linking Agreement and asserted counterclaims for (1) breach of contract, (2) breach of the duty of good faith and fair dealing, (3) violation of the Washington Consumer Protection Act, and (4) declaratory relief. The Company is claiming damages in an amount to be determined at trial, and additionally is seeking attorneys’ fees and costs and a declaration from the court that Amazon is in material breach of the Linking Agreement and that the Company has the right to terminate the term of the Linking Agreement and/or to rescind the Linking Agreement. The court’s case schedule, issued upon filing of the complaint, sets a trial date of February 2, 2004. Discovery is currently ongoing. The Company intends to vigorously defend against Amazon’s claims and prosecute the Company’s counterclaims.

Following USA’s announcement on June 3, 2002 that it intended to commence an exchange offer to acquire up to 100% of the outstanding shares of Expedia that it did not already own, putative class action complaints against USA, Expedia, and members of the Expedia board of directors were filed by individual shareholders of Expedia in King County Superior Court in the State of Washington. The complaints generally alleged that consummation of the exchange offer would be a breach of fiduciary duty and that the indicated exchange ratio was unfair to the minority shareholders of Expedia. Each of the complaints sought, among other things, injunctive relief against consummation of the exchange offer, damages in an unspecified amount and rescission in the event the exchange offer occurred.

In July 2002, the actions were consolidated, and orders were entered providing that the defendants need not respond to the complaint until after the announcement of a transaction contemplating the purchase by USA of the shares of Expedia that it did not already own. The consolidated action was dismissed without prejudice on November 22, 2002.

On March 20, 2003, one day after the public announcement that USA and Expedia had entered into a definitive merger agreement, the plaintiffs in the consolidated action filed a purported notice of reinstatement of their claims. On March 20, 2003, three additional purported class actions on behalf of Expedia shareholders were filed in King County Superior Court against Expedia, USA, and members of the board of directors of Expedia. Additional purported class action complaints were filed on March 24, 2003 and April 2, 2003. These recent complaints allege, in essence, that the defendants breached their fiduciary duties to Expedia’s public shareholders by entering into and/or approving the merger agreement, which allegedly does not reflect the true value of Expedia. The complaints seek to enjoin consummation of the transaction or, in the alternative, to rescind the transaction, as well as damages in an unspecified amount. On April 22, 2003, the Washington court entered an Order formally reinstating the consolidated action. On May 5, 2003, upon the stipulation of all parties, the court consolidated the five recently filed class actions into the consolidated action.

The Company is currently conducting an on-going review and interpretation of the tax laws in various state and local jurisdictions surrounding state and local sales and hotel occupancy taxes. The current business practice is that the hotels collect and remit these taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, the Company recovers the taxes from customers and remits the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have stated that they may take the position that the tax is also applicable to the Company’s gross profit on merchant hotel transactions and one of them has contacted the Company regarding whether hotel occupancy taxes should be remitted on the Company’s revenues from its merchant hotel transactions. The Company has not paid nor agreed to pay such taxes but has a reserve for potential payment. An unfavorable outcome of some of all of these matters could have a substantial impact on the Company’s financial position, liquidity, and results of operations.

In addition to the matters discussed above, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. Management believes that the resolution of all such matters will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

9.    Stock repurchase

On February 5, 2003, the Company publicly announced that its Board of Directors had approved the repurchase of up to $200 million of the Company’s stock. As of March 31, 2003, the Company repurchased approximately 816,000 shares in the amount of $25.0 million of common stock pursuant to this program at prices ranging from $29.68 to $31.47 per share. The Company recorded the repurchase of the common stock as a charge to retained deficit.

10.    Segment Information

As of April 1, 2002, the Company changed its reportable segments to two, North America and International, to reflect a restructuring of its organization. The segment information relating to the three-month period ended March 31, 2002 has been restated to reflect the change in reportable segments. The North America segment generates its revenues from its points-of-sale in the U.S. and Canada. The International segment generates its revenues from its points-of-sale in the U.K., Germany, Belgium, Italy, the Netherlands and France.

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

The segment information is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues
North America	$182,410	$109,437
International	16,350	6,569

Total	$198,760	$116,006

Depreciation and amortization
North America	$9,468	$12,699
International	159	72

Total	$9,627	$12,771

Income (loss) from operations
North America	$41,135	$20,517
International	750	(1,833)

Total	$41,885	$18,684

Assets of the segments are not relevant for management of the business. Depreciation expense has been allocated to the two segments based on a usage metric. Amortization of goodwill and intangibles exclusively relates to the North America segment. There are no reconciling items between the segment information indicated above to the consolidated statements of operations, nor are there any inter-segment revenues.

The Company has allocated revenues from external customers to geographic areas by selling location. The North America segment derives revenues from the Company’s U.S. and Canadian websites and other operations and the International segment derives revenues from the Company’s international websites.

11.    Restatement

In April 2003, the Company became aware of an error in the computation of amortization of stock-based compensation expense for the year ended June 30, 2000, related to stock options granted on the completion of its initial public offering in place of the cancelled unvested Microsoft options. Subsequent periods (year ended June 30, 2001, six-month period ended December 31, 2001, and the year ended December 31, 2002) were also affected by the impact of the error. As a result of the error, the Company revised the consolidated financial statements, including the notes to consolidated financial statements in the Form 10-K/A which was filed April 30, 2003.

The effect of the restatement for the three months ended March 31, 2002, is as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2002
Recognition of stock-based compensation:
As previously reported	$2,537

Restated	$1,606

Net income:
As previously reported	$5,715

Restated	$6,646

Net income per common basic share:
As previously reported	$0.05

Restated	$0.06

Net income per common diluted share:
As previously reported	$0.05

Restated	$0.05

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this 10-Q.

As discussed in Note 11 in the notes to the consolidated financial statements, Expedia has restated its consolidated financial statements. The following discussion has been revised to reflect the results of such restatement. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in these forward-looking statements as a result of various factors, including those set forth at the end of this section under “Factors That May Impact Our Results of Operations”.

Critical Accounting Policies and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. See Note 2 “Summary of Significant Accounting Policies” in our audited consolidated financial statements of our Report on Form 10-K/A for the year ended December 31, 2002. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

We are currently conducting an on-going review and interpretation of the tax laws in various states and jurisdictions relating to state and local sales and hotel occupancy taxes. We are also monitoring the effect of value added taxes in certain foreign jurisdictions in which we operate. The current business practice is that the hotels collect and remit these taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have stated that they may take the position that the tax is also applicable to our gross profit on merchant hotel transactions. We have not paid nor agreed to pay such taxes but have a reserve for potential payment. We evaluate our risks on a quarterly basis and, based on our assessment, we adjust the reserve and revenue accordingly.

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

Non-Application of Push Down Basis of Accounting

Under the SEC rules, financial statements filed with the SEC of companies following a more than 95% change in ownership have to be restated to reflect the purchaser’s push down basis of accounting. Push-down is not allowed in the event of a less than 70% change in control. If 70% or more, but no more than 95% change in control occurred, application of the push-down basis is at the company’s discretion. Because USA acquired more than 70%, but less than 95% of Expedia’s shares and voting power, Expedia had the choice of whether to apply push-down basis of accounting, and has elected not to do so. If push-down basis were applied, all of Expedia’s assets and liabilities as of the date of its acquisition by USA would have been restated to fair values; and retained deficit and other equity accounts as of the acquisition date would have been eliminated.

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

Stock-Based Compensation

Effective January 1, 2003, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under SFAS No. 148, the Company has elected to apply the fair value recognition approach of SFAS No. 123 on a prospective basis. As a result, the Company has expensed all employee awards granted, modified or settled after January 1, 2003. For employee stock-based compensation awards granted prior to January 1, 2003, the Company accounted for the awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

The Company’s stock-based compensation awards include both non-qualified stock options and restricted stock units. Under SFAS No. 123, these awards are valued at the grant date using the Black-Scholes valuation model and compensation cost is recognized ratably over the vesting period. To the extent awards are forfeited prior to vesting, the corresponding previously recognized expense is reversed in the period of forfeiture.

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

As of March 31, 2002, we had utilized the benefit of all of our net operating loss carryforwards that had been generated through our operations. The remaining net operating loss carryforwards, which are attributable to acquired net operating losses and stock option deductions, will be utilized to reduce income taxes payable. The benefit of the remaining net operating losses will be recorded as an increase to additional paid-in capital, when realized.

Based on our limited operating history, the difficulty in accurately forecasting long-term future results, the large amount of net operating loss carryforwards for income tax purposes and the expected continuation of tax deductions attributable to stock option exercises, we have applied a valuation allowance equivalent to the expected tax benefit from our net operating loss carryforward and other deferred tax assets. As a result, we have not recorded a benefit for current federal and state income taxes or a related deferred tax asset.

A valuation allowance against deferred tax assets is recorded if it is more likely than not that existing deferred tax assets will not be realized as defined under SFAS No. 109, Accounting for Income Taxes. Such determination includes estimates of expected taxable income and the timing of the reversal of deferred tax liabilities. In the event that actual results differ materially from management’s expectations, the valuation allowance could materially change, directly impacting our financial position and results of operations.

Recent Developments

On March 19, 2003, the Company announced that it entered into a merger agreement with USA whereby USA would acquire all the Company’s publicly held shares it did not currently own in a stock-for-stock merger. The Expedia Board of Directors approved the agreement following the unanimous recommendation and approval of a disinterested Special Committee of the Expedia Board. Under the agreement, Expedia shareholders will receive 1.93875 shares of USA common stock for each share of Expedia stock that they own. In connection with the merger, Expedia warrants and options will be converted into warrants and options to acquire USA common stock. The parties expect that the transaction will generally be tax-free to Expedia shareholders. The merger is subject to certain conditions to closing contained in the merger agreement, which was filed with the SEC on March 19, 2003.

Results of Operations

The following table sets forth our results of operations as a percentage of revenues.

	Three Months Ended March 31,
	2003	2002 (restated)
Statement of Operations Data:
Merchant revenues	59%	50%
Agency revenues	39%	44%
Advertising and other revenues	2%	6%

Revenues	100%	100%

Cost of merchant revenues	15%	13%
Cost of agency revenues	12%	16%
Cost of advertising and other revenues	0%	1%

Cost of revenues	27%	30%

Gross profit	73%	70%

Operating expenses:
Product development	6%	8%
Sales and marketing	31%	30%
General and administrative	8%	7%
Amortization of intangible assets	2%	8%
Recognition of stock-based compensation	4%	1%

Total operating expenses	51%	54%

Income from operations	22%	16%
Net interest income and other	1%	2%
Share of joint venture net loss	0%	0%
USA merger-related expense	-1%	-8%

Income before provision for income taxes	22%	10%
Provision for income taxes	-8%	-4%

Net income	14%	6%

Revenues

	Three Months Ended March 31,		% Change
	2003	2002
	($ in thousands)
Merchant revenues	$116,741	$57,650	102%
Agency revenues	77,855	51,741	50%
Advertising and other revenues	4,164	6,615	-37%

Revenues	$198,760	$116,006	71%

Total revenues for the three months ended March 31, 2003 and 2002 were $198.8 million and $116.0 million, respectively, an increase of 71%. Excluding the acquisitions of Classic Custom Vacations (CCV) and Metropolitan, total revenues for the three months ended March 31, 2003 and 2002 would have been $181.7 million and $110.4 million, an increase of 65%. The increase was primarily attributable to the growth in our worldwide merchant hotel business, which has been driven by: our strong packages business; our fast-growing international business; and the expansion and acceptance of our WWTE product. The increase in revenues was slightly impacted by the effects on the travel industry surrounding the war in Iraq and terrorist activities.

Merchant revenues for the three months ended March 31, 2003 and 2002 were $116.7 million and $57.7 million, respectively, an increase of $59.0 million or 102%. Merchant revenues increased due to an increase in the number of room nights stayed coupled with a higher average daily room rate. The rate improvement is due primarily to a shift in mix to higher priced destinations such as Europe, Hawaii, Mexico and the Caribbean. The volume increase is attributable to the continued growth in traffic to our websites along with our focus on giving customers the flexibility to purchase merchant hotel rooms as a stand-alone product or combined with other travel products in a package. In addition, revenues related to CCV, our provider of luxury vacation packages to Mexico, North America, Europe and the Caribbean through a network of travel agents and travel agencies, increased by $9.2 million. The quarter ended March 31, 2002 only included results of CCV’s operations from the acquisition date of March 9, 2002 onward. All components of CCV’s vacation packages are classified as merchant revenues.

Agency revenues for the three months ended March 31, 2003 and 2002 were $77.9 million and $51.7 million, respectively, an increase of $26.2 million or 50%. Agency revenues increased primarily due to an increase in airline ticket transactions and, to a lesser extent, an increase in revenue per ticket. The newly-implemented airline ticket service fee has offset both a trend towards reduced commissions paid by airlines and greater acceptance of e-tickets which has reduced our paper ticket mailing fees. Revenue growth also reflects our acquisition of Metropolitan in July of 2002 and the launch of our Expedia Corporate Travel product in November of 2002 .

Advertising and other revenues for the three months ended March 31, 2003 and 2002 were $4.2 million and $6.6 million, respectively, a decrease of $2.4 million or 37%. The decrease is primarily due to a license agreement expiring in the quarter ended September 30, 2002.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,		% Change
	2003	2002
	($ in thousands)
Cost of merchant revenues	$30,677	$14,793	107%
Cost of agency revenues	24,504	19,503	26%
Cost of advertising and other revenues	533	848	-37%

Cost of revenues	$55,714	$35,144	59%

% of revenues	27%	30%

Gross profit	$143,046	$80,862	77%

% of revenues	73%	70%

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

Cost of revenues for the three months ended March 31, 2003 and 2002 were $55.7 million and $35.1 million, respectively, an increase of $20.6 million or 59%. Gross profit for the three months ended March 31, 2003 and 2002 were $143.0 million and $80.9 million, respectively, an increase of $62.1 million or 77%. Gross margin for the three months ended March 31, 2003 and 2002 was 73% and 70%. Excluding CCV and Metropolitan for the three months ended March 31, 2003 and 2002, cost of revenues would have been $41.6 million and $31.2 million, respectively, an increase of $10.4 million or 33%; gross profit would have been $140.0 million and $79.2 million, respectively, an increase of $60.8 million or 77%; and gross margin would have been 77% and 72%.

Gross margin increased due to high growth rates in our merchant business which yields a higher gross profit per transaction compared with our agency business. In addition, efficiencies were achieved through website improvements which enabled our customers to make changes to their itinerary online and navigate through our websites more efficiently, reduced the number of calls and e-mails to our call centers, which enabled us to manage our call center costs more effectively, and achieve greater economies of scale and reduced costs per transaction at our call centers. The increase in gross margin was partially offset as March 2002 results included only a partial quarter for CCV and CCV’s commissions paid to travel agents which is included in cost of revenues.

Product Development

	Three Months Ended March 31,
	2003	2002	% Change
	($ in thousands)
Product development	$10,964	$8,727	26%

% of revenues	6%	8%

Product development expenses consist primarily of payroll and related expenses for website development, maintenance, localization and acquired content. Product development expenses for the three months ended March 31, 2003 and 2002 were $11.0 million and $8.7 million, representing 6% and 8% of revenues, respectively. The increase in absolute dollars is primarily due to additional personnel involved in the development, enhancements, and localization of our websites. Also, we have provided greater and richer content to travelers to enhance the customers’ buying experience. In October 2002, we acquired Newtrade Technologies, Inc. (Newtrade) for which a substantial number of Newtrade’s employees are classified as product development.

We expect to continue to invest in technology and improvements to our websites, which may include, but are not limited to, hiring additional employees, offering additional website features as well as continuing our international expansion and investment in corporate travel.

Sales and Marketing

	Three Months Ended March 31,
	2003	2002	% Change
	($ in thousands)
Sales and marketing	$62,465	$34,836	79%

% of revenues	31%	30%

Sales and marketing expenses consist of advertising, distribution and public relations expenses as well as personnel-related costs. Our distribution activities relate to associate marketing agreements with various websites such as MSN.com and our WWTE partners. Sales and marketing expenses for the three months ended March 31, 2003 and 2002 were $62.5 million and $34.8 million representing 31% and 30% of revenues, respectively. The increase in absolute dollars is primarily due to increased domestic and international promotional and distribution activities intended to being additional customers to our websites. Our promotional activities range from radio to magazine and other paper media advertising which create general brand awareness. We also expanded our distribution channels by increasing our presence at search engine portals as well as the number of WWTE partners.

General and Administrative

	Three Months Ended March 31,
	2003	2002	% Change
	($ in thousands)
General and administrative	$15,499	$8,241	88%

% of revenues	8%	7%

General and administrative expenses consist primarily of compensation for personnel to support functions such as our executive leadership, finance, legal and human resources. In addition to people-related costs, other significant expenses include professional fees and depreciation of certain internally-developed systems. General and administrative expenses for the three months ended March 31, 2003 and 2002 were $15.5 million and $8.2 million, representing 8% and 7% of revenues, respectively. The increase in absolute dollars is due to additional personnel required to support our business growth and additional personnel from the acquisitions of CCV, Metropolitan and Newtrade. In addition, during the quarter ended March 31, 2002, we incurred significant costs related to acquiring and developing systems as we migrated from Microsoft’s systems onto our own. These costs were capitalized and our expenses in the quarter ended March 31, 2003 now reflect the depreciation of those assets.

Amortization of Intangible Assets

	Three Months Ended March 31,
	2003	2002	% Change
	($ in thousands)
Amortization of intangible assets	$4,552	$8,768	-48%

% of revenues	2%	8%

Amortization of intangible assets relate to our acquisitions of Travelscape and VacationSpot in March 2000, CCV in March 2002, Metropolitan in July 2002 and Newtrade in October 2002. Amortization of intangibles for the three months ended March 31, 2003 and 2002 were $4.6 million and $8.8 million, representing 2% and 8% of revenues, respectively. The decrease is due to the portion of Travelscape and VacationSpot intangible assets with estimated useful lives of two years were fully amortized as of March 17, 2002, resulting in a decrease of amortization of intangible assets in 2003. However, the decrease was partially offset by the amortization of CCV’s, Metropolitan’s and Newtrade’s intangible assets.

Recognition of Stock-Based Compensation

	Three Months Ended March 31,
	2003	2002	% Change
		(restated)
	($ in thousands)
Recognition of stock-based compensation	$7,681	$1,606	378%

% of revenues	4%	1%

On January 1, 2003, we adopted SFAS No. 123, the fair value based method of accounting for stock-based employee compensation. Prior to January 1, 2003, our accounting was in accordance with APB No. 25, the intrinsic value based method and our expense for the three months ended March 31, 2002 was related to the unvested options to purchase Expedia common stock, (Expedia Options) that resulted from conversion of Microsoft common stock held by employees at our initial public offering in 1999. These stock option issuances were deemed to be new grants and created non-cash compensation expense equal to the difference between the option exercise price and the fair market value of the common stock at the date of grant.

Stock-based compensation for the three months ended March 31, 2003 and 2002 was $7.7 million and $1.6 million, representing 4% and 1% of revenues, respectively. The increase is primarily due to compensation expense related to severance obligations associated with our former Chief Executive Officer’s resignation agreement and equity compensation awards granted during the quarter ended March 31, 2003 and accounted for in accordance with SFAS No. 123. This was partially offset by the decrease in the stock compensation expense related to Expedia Options which were amortized utilizing the accelerated method over the vesting period of each individual grant. The accelerated method results in higher amortization amounts during the beginning of the amortization period. As of March 31, 2003, the Expedia Options were fully amortized.

Net Interest Income and Other

	Three Months Ended March 31,
	2003	2002	% Change
	($ in thousands)
Net interest income and other	$2,562	$2,683	-5%

% of revenues	1%	2%

Net interest income and other for the three months ended March 31, 2003 and 2002 was $2.6 million and $2.7 million, representing 1% and 2% of revenues, respectively. Even though our cash and investments in marketable securities have increased significantly, a decline in interest rates has caused interest income to decrease. Average interest rate yields for treasury securities with a 3 year maturity for the three months ended March 31, 2003 and 2002 were approximately 2.1% and 3.8%, respectively.

USA Merger-Related Expense

	Three Months Ended March 31,
	2003	2002	% Change
	($ in thousands)
USA merger related expense	$2,002	$9,860	-80%

% of revenues	1%	8%

USA merger-related expense for the three months ended March 31, 2003 and 2002 were $2.0 million and $9.9 million, representing 1% and 8% of revenues, respectively. During the three months ended March 31, 2003, we incurred financial advisory fees related to our merger agreement with USA, announced on March 19, 2003. During the three months ended March 31, 2002, we incurred various financial advisory, legal, tax and accounting fees in connection with USA acquiring a controlling interest in Expedia in February 2002.

Provision for Income Taxes

	Three Months Ended March 31,
	2003	2002	% Change
	($ in thousands)
Provision for income taxes	$15,337	$4,614	232%

% of revenues	8%	4%

Provision for income taxes for the three-months ended March 31, 2003 and 2002 was $15.3 million and $4.6 million, representing 8% and 4% of revenues, respectively. The increase is due to additional pretax income which was partially offset by a decrease in the effective tax rate due to the complete utilization of non-deductible permanent items during 2002 related to the amortization of intangibles from the Travelscape and VacationSpot acquisitions.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash, cash equivalents and marketable securities. The balances of these items totalled $771.4 million and $365.4 million at March 31, 2003 and 2002, respectively. This increase of more than $400 million is driven by two primary factors: our growing profitability coupled with the fact that certain of our expenses are non-cash transactions; and the increase in working capital cash flows from our fast-growing merchant business.

Net cash provided by operating activities was $209.4 million and $119.8 million during the three-months ended March 31, 2003 and 2002. The changes in working capital from our merchant business have been a significant source of cash. In our merchant business, we receive cash from customers on hotel and air bookings before the stay or flight has occurred. These amounts are classified on our balance sheet as deferred merchant bookings. The payment to the suppliers related to these bookings is not made until approximately one week after booking for air travel and, for all other merchant bookings, after the customer’s use and subsequent billing from the supplier. Therefore, especially for the hotel business, which is the majority of our merchant bookings, there may be a significant period of time from the receipt of the cash from the customers to the payment to the suppliers. For the three-months ended March 31, 2003 and 2002 contributions to our positive cash flows included: net merchant bookings of $102.8 million and $49.0 million, respectively, an increase of $53.8 million; and accounts payable and accrued expenses of $54.4 million and $41.6 million, respectively, an increase of $12.8 million. The increases resulted from the growth in our worldwide merchant hotel business. There is a seasonal element to cash flow related to merchant bookings, as the first quarter has traditionally been a quarter where hotel bookings significantly exceed stays, resulting in much higher cash flow related to working capital. In the other quarters, the difference between bookings and stays tends to be more even. In addition to the working capital impact, certain of our expenses are non-cash transactions, such as the provision for income taxes and depreciation and amortization which also contributed to the increase in cash flows from operations.

Net cash used in investing activities was $143.2 million and $42.6 million during the three-months ended March 31, 2003 and 2002. In June 2002, we began investing in certain marketable securities, which consist of high-quality short to intermediate term agency securities. These investments are intended to provide additional interest income while at the same time ensuring liquidity and safety of the principal. During the three-months ended March 31, 2003, we purchased $214.7 million and sold $78.5 million of such investments. During the three-months ended March 31, 2002, we paid total net cash of $35.3 million to acquire CCV.

Net cash used in financing activities was $14.8 million during the three-months ended March 31, 2003 and net cash provided by financing activities was $49.8 million during the three-months ended March 31, 2002. During the three-months ended 2003, we repurchased 816,000 shares of our common stock for $25.0 million. As part of the CCV acquisition in March 2002, we issued 1,873,630 shares of common stock to USA at a price of $25.08 in a private placement, raising approximately $48.1 million. Stock option and warrant exercises by employees and directors were a source of cash totaling $12.2 million and $11.6 million for the three months ended March 31, 2003 and 2002, respectively. A substantial number of stock options are currently vested and additional substantial amounts will become vested during the rest of this year. As options are exercised, they will also affect operating results, as we incur payroll tax expenses on the taxable portion of employees’ gains upon exercise. These expenses are recognized in the cost of revenues, product development, sales and marketing, and general and administrative line items of our consolidated financial statements.

As of March 31, 2003 and 2002, we had two bank letter of credit facilities in the combined amounts of $35 million and $17 million, respectively. A substantial amount of the letters of credit are issued to hotel properties to guarantee payment for the potential purchase of hotel rooms. Both letters of credit facilities previously required full collateralization for issued letters of credit with restricted deposits. However, as of December 31, 2002, one credit facility for $20.0 million was amended to release the pledge of restricted deposits in exchange for standard liquidity, capital and financial covenants. As of March 31, 2003 and 2002, we had $17.6 million and $14.9 million, respectively, of outstanding letters of credit drawn against these facilities. No claims have been made against any letters of credit. As of March 31, 2003, we were in compliance with these financial covenants.

During 2002, we provided bank guarantees to government regulatory authorities in the U.K. and Germany in order to operate our vacation packages business in those respective countries. As of March 31, 2003, we had bank guarantees in the amount of $9.7 million.

The terrorist activities of September 11, 2001, and the uncertainty caused by the current economic, political and transportation climates may affect future demand for our products and services. As previously discussed, a significant amount of operating cash flow is from increased deferred merchant bookings and the period between receipt of cash from the customer and payment to non-air merchant suppliers. In a time of flat or declining merchant bookings, we would expect to experience a related decrease in operating cash flow, or negative operating cash flows. We believe that our financial situation would enable us to absorb a significant potential downturn in business. As a result, we anticipate being able to meet our operating and capital cash needs without any need for additional funding. We intend to continue to invest in marketable securities with maturities of three years or less in order to ensure liquidity and safety of principal.

Factors That May Impact Future Results Of Operations

While management is optimistic about our long-term prospects, an investment in our securities involves a high degree of risk. Investors evaluating Expedia and our business should carefully consider the factors described below and all other information contained in our quarterly report on Form 10-Q before making an investment decision with respect to our securities. Any of the following factors could materially impact our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. Investors could lose all or part of their investment as a result of these factors.

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

We believe that as a result of the announcement of the merger with USA, the price of our common stock will be based in large part on the price of USA common stock; the price of USA’s common stock may be affected by factors different from those affecting the price of our common stock

Prior to the completion of the merger, we expect that our common stock will trade in tandem with USA common stock given the fixed exchange ratio for the merger. USA’s business differs somewhat from our business, and USA’s results of operations and the price of USA’s common stock may be affected by factors different from those that affect our results of operations and the price of our common stock before the announcement of the merger. Please see USA’s public filings with the Securities and Exchange Commission, including the risk factors contained in USA’s most recent Annual Report on Form 10-K and Form 10-Q.

USA exercises significant control over Expedia

At April 11, 2003, USA owned approximately 59% of our outstanding common equity and 94.9% of our total voting power. As a result, USA generally has the ability to control the outcome of any matter submitted for the vote or consent of our shareholders, except where a separate vote of the holders of our common shares is required by Washington law. In addition, USA controls our board of directors. USA generally will not be restricted with regard to its ability to control the election of our directors, to cause the amendment of our articles of incorporation or bylaws, or generally to exercise a controlling influence over our business and affairs.

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

Our directors, officers and former officers may have interests in USA and its subsidiaries that could create potential conflicts of interest

Ownership interests of directors or officers of Expedia in USA common stock, or ownership of directors or officers of USA in Expedia common shares or service as both a director or officer of Expedia and a director, officer or employee of USA, could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Expedia and USA. Barry Diller, chairman of the board of directors of USA, is also chairman of the board of directors of Expedia. A majority of our board of directors are also directors, officers or employees of USA. In addition, interlocking relationships may exist between certain members of our board of directors and members of the boards of directors of other USA subsidiaries that provide services that overlap ours, including Hotels.com, and important suppliers of ours that also have strong business relationships with our direct competitors. Our executive officers also hold options to purchase shares of USA common stock. As of April 11, 2003, seven of our executive officers have vested options to purchase an aggregate of 112,500 shares of USA common stock. On February 5, 2003, we announced that Richard Barton would resign as our President and Chief Executive Officer effective March 31, 2003 and join the board of directors of USA.

Declines or disruptions in the travel industry, such as those caused by terrorism, war, severe acute respiratory syndrome (SARS), bankruptcies or general economic downturns, could reduce our revenues

We depend on the stability of the travel industry and the viability of travel suppliers. Our business is highly sensitive to economic conditions as well as issues that impact travel safety. We could experience a protracted decrease in demand for our travel services due to fears regarding acts of terrorism, breakouts of war, military responses to acts of terrorism, SARS and increased costs and reduced operations by airlines due, in part, to new security directives adopted by the Federal Aviation Administration. The SARS virus, which has spread to persons in various parts of Asia, including China, Hong Kong and Singapore, may cause travelers to become more reluctant to travel by air. Since the outbreak of the virus, travel to Asia and its neighboring regions has declined, which may reduce the demand for our travel services. The risk of the continued spread of SARS or the perception that SARS is spreading could have a negative impact on the travel industry and adversely effect our results of operations. This potential decrease in demand for our travel services, depending on its scope and duration—which we cannot predict at this time—together with any future issues impacting travel safety, could significantly impact our long-term results of operations or financial condition. In addition, in connection with certain events, such as terrorist activity, war or SARS outbreaks, that have the effect of disrupting the existing travel plans of a significant number of our customers, we may incur additional costs if we decide to provide economic relief to customers by not charging cancellation fees or by refunding the price of tickets that are not used.

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

As of March 31, 2003, we employed a total of 1,726 employees. In order to achieve our anticipated growth, we will need to hire additional qualified employees. If we do not succeed in attracting new employees and retaining and motivating our current personnel, our business will be adversely affected.

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

We are currently conducting an on-going review and interpretation of the tax laws in various states and jurisdictions relating to state and local sales and hotel occupancy taxes. We are also monitoring the effect of value added taxes in certain foreign jurisdictions in which we operate. The current business practice is that the hotels collect and remit these taxes to the various tax authorities based on the amounts collected by the hotels. Consistent with this practice, we recover the taxes from customers and remit the taxes to the hotel operators for payment to the appropriate tax authorities. Several jurisdictions have stated that they may take the position that the tax is also applicable to our gross profit on merchant hotel transactions. We have not paid nor agreed to pay such taxes but have a reserve for potential payment. We evaluate our risks on a quarterly basis and, based on our assessment, we adjust the reserve and revenue accordingly.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation is to be adopted for financial statements for the fiscal year or interim period beginning after June 15, 2003. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires consolidation of the results of variable interest entities in which an entity has a majority variable interest. We do not expect the adoption of the Interpretation to have a material effect on our financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not held derivative financial instruments at any time and currently have no debt. Near-term adverse changes in interest rates will principally affect the interest income we earn on our cash balance. If market interest rates were to decrease immediately and uniformly by 10% from levels at March 31, 2003, our net income and cash flows would decrease by an immaterial amount. We may, however, experience additional adverse changes if we incur variable-rate debt or hold derivative financial instruments in the future.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

See Note 8 to Unaudited Condensed Consolidated Financial Statements (“Commitments and Contingencies”).

Between June 5 and July 26, 2001, four class action complaints, alleging violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934, were filed in the United States District Court for the Southern District of New York against Expedia, certain of its officers and directors and certain underwriters of Expedia’s initial public offering (IPO). On August 9, 2001, these actions were consolidated before a single judge along with cases brought against numerous other issuers and their underwriters that make similar allegations involving the IPOs of those issuers. The consolidation was for purposes of pretrial motions and discovery only. Plaintiffs filed an amended complaint on April 20, 2002. The amended complaint alleges that Expedia’s prospectus was false or misleading in that it failed to disclose (i) that the underwriters allegedly were paid excessive commissions by certain customers in return for receiving shares in the IPO and (ii) that certain of the underwriters’ customers allegedly agreed to purchase additional shares of Expedia in the aftermarket in return for an allocation of shares in the IPO. The complaint further alleges an agreement by the underwriters with Expedia to provide positive market analyst coverage for Expedia after the IPO that had the effect of manipulating the market for Expedia’s stock. Plaintiffs contend that, as a result of the alleged omissions from the prospectus and alleged market manipulation through the use of analysts, the price of Expedia’s stock was artificially inflated between November 9, 1999 and December 6, 2000, and that the defendants are liable for unspecified damages to those persons who purchased stock during that period. On July 15, 2002, Expedia and the individual defendants, along with the other issuers and their related officer and director defendants, filed a joint motion to dismiss based on common issues. Arguments for and against the motion to dismiss were presented to the court on November 1, 2002. The court denied Expedia’s motion on February 19, 2003. Discovery is currently ongoing. Expedia intends to vigorously defend against this action.

On September 6, 2002, a complaint was filed with the Superior Court of the State of Washington for King County by Amazon.com Commerce Services, Inc. alleging that Expedia breached a May 25, 2001 Linking Agreement between Expedia and Amazon. Amazon alleges that Expedia breached the Linking Agreement by failing to make payments due. Amazon also alleges that Expedia refused to pay the amounts owed unless Amazon renegotiated the Linking Agreement and despite Amazon’s willingness and ability to continue performing its obligations, and that as a result, Expedia is in breach of the duty of good faith and fair dealing implied in every contract. Amazon’s complaint seeks a judgment of approximately $3.7 million, plus prejudgment interest, an award of attorneys’ fees and other unspecified damages. On March 3, 2003, Expedia answered Amazon’s complaint, denied its claims and asserted affirmative defenses. Expedia also alleged that Amazon failed to perform under the Linking Agreement and we asserted counterclaims for (1) breach of contract, (2) breach of the duty of good faith and fair dealing, (3) violation of the Washington Consumer Protection Act, and (4) declaratory relief. Expedia is claiming damages in an amount to be determined at trial, and additionally we are seeking attorneys’ fees and costs and a declaration from the court that Amazon is in material breach of the Linking Agreement and that we have the right to terminate the term of the Linking Agreement and/or to rescind the Linking Agreement. The court’s case schedule, issued upon filing of the complaint, sets a trial date of February 2, 2004. Discovery is currently ongoing. Expedia intends to vigorously defend against Amazon’s claims and prosecute Expedia’s counterclaims.

Following USA’s announcement on June 3, 2002 that it intended to commence an exchange offer to acquire up to 100% of the outstanding shares of Expedia that it did not already own, putative class action complaints against USA, Expedia, and members of the Expedia board of directors were filed by individual shareholders of Expedia in King County Superior Court in the State of Washington. The complaints generally alleged that consummation of the exchange offer would be a breach of fiduciary duty and that the indicated exchange ratio was unfair to the minority shareholders of Expedia. Each of the complaints sought, among other things, injunctive relief against consummation of the exchange offer, damages in an unspecified amount and recission in the event the exchange offer occurred.

In July 2002, the actions were consolidated, and orders were entered providing that the defendants need not respond to the complaint until after the announcement of a transaction contemplating the purchase by USA of the shares of Expedia that it did not already own. The consolidated action was dismissed without prejudice on November 22, 2002.

On March 20, 2003, one day after the public announcement that USA and Expedia had entered into a definitive merger agreement, the plaintiffs in the consolidated action filed a purported notice of reinstatement of their claims. On March 20, 2003, three additional purported class actions on behalf of Expedia shareholders were filed in King County Superior Court against Expedia, USA, and members of the board of directors of Expedia. Additional purported class action complaints were filed on March 24, 2003 and April 2, 2003. These recent complaints allege, in essence, that the defendants breached their fiduciary duties to Expedia’s public shareholders by entering into and/or approving the merger agreement, which allegedly does not reflect the true value of Expedia. The complaints seek to enjoin consummation of the transaction or, in the alternative, to rescind the transaction, as well as damages in an unspecified amount. On April 22, 2003, the Washington court entered an Order formally reinstating the consolidated action. On May 5, 2003, upon the stipulation of all parties, the court consolidated the five recently filed class actions into the consolidated action.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

none.

ITEM 4.    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

none.

ITEM 5.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

One of our executive officers currently has in effect a Rule 10b5-1 sales plan for shares of our common stock. Rule 10b5-1 requires, among other things, that the trading plans be established only at a time when the officer is not aware of material, nonpublic information. The plans specify the trading periods, which range from six months to one year, the numbers of shares to be sold, and prices at which shares may be sold. If all conditions of the plan are met, the aggregate number of shares that may be sold under the plan would be 78,000, which would equal approximately 2% of the aggregate number of shares, including restricted shares, vested and unvested warrants and vested and unvested option shares, held by the executive officers as of April 30, 2003.

Officers may amend trading plans and may sell additional shares of common stock outside of the trading plans, subject to applicable securities laws.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

10.01	First Amendment to Office Lease Agreement, dated October 28, 2002, by and between EOP-Sunset North Bellevue, LLC., and Expedia, Inc.

10.02	Second Amendment to Office Lease Agreement, dated March 14, 2003, by and between WA-Sunset North Bellevue, LLC., and Expedia, Inc.

10.03	Third Amendment to Office Lease Agreement, dated March 14, 2003, by and between WA-Sunset North Bellevue, LLC., and Expedia, Inc.

10.04	Annual Incentive Plan for the calendar year ending December 31, 2003.

99.1	Certification of Erik C. Blachford Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Gregory S. Stanger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

The Company has filed the following reports on Form 8-K:

(i)	On February 6, 2003 Expedia filed a Form 8-K dated February 5, 2003, pertaining to Regulation FD disclosure.

(ii)	On March 7, 2003, Expedia filed a Form 8-K dated March 7, 2003, pertaining to Regulation FD disclosure.

(iii)	On March 19, 2003, Expedia filed a Form 8-K dated March 18, 2003, announcing that Expedia entered into an Agreement and Plan of Merger with USA Interactive.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	/s/ GREGORY STANGER
Gregory S. Stanger
Sr. Vice President and Chief Financial Officer

CERTIFICATION

I, Erik C. Blachford, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Expedia, Inc.;

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

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ ERIK C. BLACHFORD
Erik C. Blachford President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Gregory S. Stanger, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Expedia, Inc;

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

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ GREGORY S. STANGER
Gregory S. Stanger Chief Financial Officer (Principal Financial and Accounting Officer)